Form 10-K
period 2022-09-30
Grayscale Horizen Trust (ZEN)
filed 2022-11-21
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on March 31, 2022 as reported by the OTC Markets, Inc. on that date: $10,749,725.

Number of Shares of the registrant outstanding as of November 14, 2022: 6,838,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

f

i

Industry and Market Data

Although we are responsible for all disclosure contained in this Annual Report on Form 10-K, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Horizen industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Horizen Trust (ZEN) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
the extreme volatility of trading prices that many digital assets, including Horizen, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares;
•
the recentness of the development of digital assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
the value of the Shares depending on the acceptance of Digital Assets, such as Horizen, which represent a new and rapidly evolving industry;
•
the value of the Shares relating directly to the value of Horizen then held by the Trust, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•
the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the limited history of the Reference Rate;
•
risks related to the COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations;
•
the lack of an ongoing redemption program due to the holding period under Rule 144, and the Trust’s ability to halt creations from time to time, resulting in the lack of an arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;
•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;

•
a determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
the possibility that an Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
regulatory changes or interpretations that could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
possible requirements for the Trust to disclose information, including information relating to investors, to regulators;
•
potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;
•
the potential discontinuance of the Sponsor’s continued services, which could be detrimental to the Trust;
•
the Custodian’s possible resignation or removal by the Sponsor, which would trigger early termination of the Trust; and
•
additional risk factors discussed in Part I, “Item 1A. Risk Factors” and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 92.

This Annual Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Horizen Trust (ZEN) (formerly known as Horizen Investment Trust) (the “Trust”) is a Delaware Statutory Trust that was formed on July 3, 2018 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act.

The Trust’s purpose is to hold Horizen (“ZEN”). Horizen, an alternative software implementation of Bitcoin, was created in 2017 by a group that forked Zclassic, which is a clone of Zcash. Although Horizen is similar to Bitcoin, there are several key differences between the Horizen Network and the Bitcoin Network. The fundamental difference between Bitcoin and Horizen is that Horizen offers selective privacy-preserving features as described below. In addition, Bitcoin uses the SHA-256 algorithm, which is preferred for parallel processing, but is also easily used to build application-specific integrated circuits (ASICs) to mine the network more efficiently. In contrast, Horizen employs the Equihash algorithm. The Equihash algorithm relies on different technology than the SHA-256 algorithm and does not require miners to have access to ASICs, which are expensive, and therefore results in less centralized mining hash power Horizen has a current block size of 2MB compared to 1MB on the Bitcoin Network. Horizen blocks are also generated every 2.5 minutes, which is four times faster than Bitcoin’s block production. Horizen halvings also occur every 210,000 blocks, like Bitcoin. The Horizen mining difficulty is also roughly one-hundred-billionths of Bitcoin’s, making it easier to mine blocks and earn rewards. Additionally, Horizen and Bitcoin both have a maximum supply of 21 million coins. Horizen has a current circulating supply of 12.9 million coins, which is less than Bitcoin’s current circulating supply of 19.2 million coins. As of September 30, 2022, the 24-hour trading volume of Horizen and Bitcoin were approximately $8.2 million and $44 billion, respectively, and the aggregate market value of Horizen was $181.6 million compared to the $372.4 billion aggregate value of Bitcoin. As of September 30, 2022, ZEN was the 137th largest digital asset by market capitalization as tracked by CoinMarketCap.com.

The Horizen Network is one of a number of projects intended to enhance blockchain technology. One of the Horizen Network’s primary enhancements of the blockchain was to add additional layers of confidentiality to traditional blockchain infrastructure so that users can engage in transactions and selectively disclose details related to those transactions. ZEN accomplishes this level of confidentiality by using novel cryptographic protocols called Zero-Knowledge Succinct Non-Interactive Argument of Knowledge (“zk-SNARKs”) to protect both the amount and the sender and recipient of the transaction. The result is a confidential transaction known as a “shielded” transaction, which is distinct from a public transaction on the Horizen Network, known as an “unshielded” transaction. From the inception of the Horizen Network through September 30, 2022, approximately 22% of Horizen transactions have been unshielded, approximately 4% involved one party utilizing a shielded address, and approximately 74% involved both parties utilizing a shielded address. ZEN’s primary advantage over other digital assets, its use in private on-chain transactions, has not been widely adopted even in the context of Horizen transactions. See “—Overview of the ZEN Industry and Market” for additional information on the Horizen Network’s selective privacy-preserving features and recent upgrades.

As of September 30, 2022, the Trust holds 4.8% of the ZEN in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Horizen Network. As a decentralized digital asset network, the Horizen Network consists of several stakeholders, including core developers of ZEN, users, services, businesses, miners and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of ZEN confers no such rights.

On January 11, 2019, the Trust changed its name from Horizen Investment Trust to Grayscale Horizen Trust (ZEN) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. The Trust issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of ZEN. The Shares are quoted on OTC Markets Group Inc.’s OTCQX® Best Marketplace (“OTCQX”) under the ticker symbol “HZEN.”

Grayscale Investments, LLC is the sponsor and administrator of the Trust (the “Sponsor”), Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

The Trust issues Shares only in one or more blocks of 100 Shares (a block of 100 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for ZEN. At this time, the Sponsor is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Trust. Due to the lack of an ongoing redemption program as well as price volatility, trading volume and closings of Digital Asset Exchanges due to fraud, failure, security breaches or otherwise, there can be no assurance that the value of the Shares will reflect the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the number of ZEN required to create a Basket of Shares, multiplied by the “Reference Rate Price,” which is a volume-weighted average price in U.S. dollars for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading ZEN selected by the Reference Rate Provider as of 4:00 p.m., New York time, and included in the CoinDesk Horizen Reference Rate (the “Reference Rate”), on each business day. The Reference Rate Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

The Basket Amount is determined by dividing (x) the number of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

The Shares are neither interests in nor obligations of the Sponsor or the Trustee.

The Sponsor maintains an Internet website at www.grayscale.com/products/grayscale-horizen-trust/, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective

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

In the event the Shares trade at a substantial premium, investors who purchase Shares on OTCQX will pay substantially more for their Shares than investors who purchase Shares in the private placement. The value of the Shares may not reflect the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in the private placement, the lack of an ongoing redemption program, any halting of creations by the Trust, ZEN price volatility, trading volumes on, or closures of, exchanges where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global exchange market for trading ZEN. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

For example, from October 19, 2021 to September 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 127%, the average premium was 25%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust's Digital Asset Holdings per share was 38%, and the average discount was 15%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 175 days. As of September 30, 2022, the Trust’s Shares were quoted on OTCQX at a discount of 10% to the Trust’s Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

While an investment in the Shares is not a direct investment in ZEN, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEN. A substantial direct investment in ZEN may require expensive and sometimes complicated arrangements in connection with the acquisition, security and safekeeping of the ZEN and may involve the payment of substantial fees to acquire such ZEN from third-party facilitators through cash payments of U.S. dollars. Because the value of the Shares is correlated with the value of the ZEN held by the Trust, it is important to understand the investment attributes of, and the market for, ZEN.

Shares purchased in the private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act, including the requisite holding period thereunder, and any other applicable laws have been met. Any attempt to sell the Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “—Description of the Shares—Transfer Restrictions” for more information.

Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months.

The Trust’s ZEN are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust determines the fair value of ZEN based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a GAAP basis is referred to in this Annual Report as “NAV.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Reference Rate Price to calculate its “Digital Asset Holdings,” which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of ZEN and Determination of Digital Asset Holdings.” “Digital Asset Holdings per Share” is calculated by dividing Digital Asset Holdings by the number of Shares currently outstanding. Digital Asset Holdings and Digital Asset Holdings per Share are not measures calculated in accordance with GAAP. Digital Asset Holdings is not intended to be a substitute for the Trust’s NAV calculated in accordance with GAAP, and Digital Asset Holdings per Share is not intended to be a substitute for the Trust’s NAV per Share calculated in accordance with GAAP.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Digital Asset Holdings per Share, which may cause the Shares to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Digital Asset Holdings per Share.

Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value, which at times has been substantial.

For a discussion of risks relating to the deviation in the trading price of the Shares from the Digital Asset Holdings per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that ZEN is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination, the Sponsor does not intend to permit the Trust to continue holding ZEN in violation of the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940 (the “Investment Company Act”)). See “—Description of the Trust Agreement—The Trustee—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risks Related to the Trust and the Shares—A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of September 30, 2022, each Share represented approximately 0.0901 ZEN. The logistics of accepting, transferring and safekeeping of ZEN are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

The Shares have certain other key characteristics, including the following:

•
Easily Accessible and Relatively Cost Efficient. Investors in the Shares can also directly access the Digital Asset Markets. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use ZEN by using the Shares instead of directly purchasing and holding ZEN, and for many investors, transaction costs related to the Shares will be lower than those associated with the direct purchase, storage and safekeeping of ZEN.
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Trust and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Sponsor. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Sponsor believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.grayscale.com/products/grayscale-horizen-trust/.
•
Minimal Credit Risk. The Shares represent an interest in actual ZEN owned by the Trust. The Trust’s ZEN are not subject to borrowing arrangements with third parties or to counterparty or credit risks. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and futures traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the ZEN for the Trust using offline storage, or “cold storage”, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from competing digital asset financial vehicles, to the extent that such digital asset financial vehicles may develop, in the following ways:

•
Custodian. The Custodian that holds the private key shards associated with the Trust’s ZEN is Coinbase Custody Trust Company, LLC. Other digital asset financial vehicles that use cold storage may not use a custodian to hold their private keys.
•
Cold Storage of Private Keys. The private key shards associated with the Trust’s ZEN are kept in cold storage, which means that the Trust’s ZEN are disconnected and/or deleted entirely from the internet. See “—Custody of the Trust’s ZEN” for more information relating to the storage and retrieval of the Trust’s private keys to and from cold storage. Other digital asset financial vehicles may not utilize cold storage or may utilize less effective cold storage-related hardware and security protocols.
•
Location of Private Vaults. Private key shards associated with the Trust’s ZEN are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.
•
Enhanced Security. Transfers from the Trust’s Digital Asset Account require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s ZEN. Private key shards are distributed geographically in secure vaults around the world, including in the United States. As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s ZEN.
•
Custodian Audits. The Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.
•
Directly Held ZEN. The Trust directly owns actual ZEN held through the Custodian. The direct ownership of ZEN is not subject to counterparty or credit risks. This may differ from other digital asset financial vehicles that provide ZEN exposure through other means, such as the use of financial or derivative instruments.
•
Sponsor’s Fee. The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for ZEN transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling ZEN, Incidental Rights and IR Virtual Currency as necessary to cover the Sponsor’s Fee and/or any Additional Trust Expenses, (iii) transferring ZEN in exchange for Baskets surrendered for redemption (subject to obtaining regulatory approval from the SEC and approval from the Sponsor), (iv) causing the Sponsor to sell ZEN, Incidental Rights and IR Virtual Currency on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Custodian Agreement, the Reference Rate License Agreement and the Participant Agreements.

In addition, the Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency, provided that such activities do not conflict with the terms of the Trust Agreement. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of ZEN.

Incidental Rights and IR Virtual Currency

The Trust may from time to time come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of ZEN, generally through a fork in the Horizen Blockchain, an airdrop offered to holders of ZEN or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency in the Digital Asset Market and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of ZEN.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Digital Asset Holdings, the Digital Asset Holdings per Share, the NAV and the NAV per Share.

With respect to any fork, airdrop or similar event, the Sponsor may, in its discretion, decide to cause the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent, or to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the case of a distribution in-kind to an agent acting on behalf of the shareholders, the shareholders’ agent will attempt to sell the Incidental Rights or IR Virtual Currency, and if the agent is able to do so, will remit the cash proceeds to shareholders, net of expenses and any applicable withholding taxes. There can be no assurance as to the price or prices for any Incidental Rights or IR Virtual Currency that the agent may realize, and the value of the Incidental Rights or IR Virtual Currency may increase or decrease after any sale by the agent. In the case of abandonment of Incidental Rights or IR Virtual Currency, the Trust would not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency.

On July 29, 2019, the Sponsor delivered to the Custodian a notice (the “Pre-Creation Abandonment Notice”) stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares (any such time, a “Creation Time”), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time (any such abandonment, a “Pre-Creation Abandonment”); provided that a Pre-Creation Abandonment will not apply to any Incidental Rights and/or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, an Affirmative Action to acquire or abandon such Incidental Rights and/or IR Virtual Currency at any time prior to such Creation Time or (ii) such Incidental Rights and/or IR Virtual Currency has been subject to a previous Pre-Creation Abandonment. An Affirmative Action refers to a written notification from the Sponsor to the Custodian of the Trust’s intention (i) to acquire and/or retain any Incidental Rights and/or IR Virtual Currency or (ii) to abandon, with effect prior to the relevant Creation Time, any Incidental Rights and/or IR Virtual Currency.

In determining whether to take an Affirmative Action to acquire and/or retain an Incidental Right and/or IR Virtual Currency, the Trust takes into consideration a number of factors, including:

•
the Custodian’s agreement to provide access to the IR Virtual Currency;
•
the availability of a safe and practical way to custody the IR Virtual Currency;
•
the costs of taking possession and/or maintaining ownership of the IR Virtual Currency and whether such costs exceed the benefits of owning such IR Virtual Currency;

•
whether there are any legal restrictions on, or tax implications with respect to, the ownership, sale or disposition of the Incidental Right or IR Virtual Currency, regardless of whether there is a safe and practical way to custody and secure such Incidental Right or IR Virtual Currency;
•
the existence of a suitable market into which the Incidental Right or IR Virtual Currency may be sold; and
•
whether the Incidental Right or IR Virtual Currency is, or may be, a security under federal securities laws.

In determining whether the IR Virtual Currency is, or may be, a security under federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

As a result of the Pre-Creation Abandonment Notice, since July 29, 2019, the Trust has irrevocably abandoned, prior to the Creation Time of any Shares, any Incidental Right or IR Virtual Currency that it may have any right to receive at such time. The Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to either the Pre-Creation Abandonment Notice or Affirmative Actions. Furthermore, the Custodian has no authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Virtual Currency on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Virtual Currency to the Trust if the Trust terminates its custodial agreement with the Custodian.

The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. In the event the Sponsor decides to sell any Incidental Right or IR Virtual Currency, it would expect to execute the sale to an Authorized Participant, as principal, through an Authorized Participant, as broker, or with a Liquidity Provider or other similarly eligible financial institution that is subject to federal and state licensing requirements and practices regarding AML and KYC regulations. In either case, the Sponsor expects that an Authorized Participant would only be willing to transact with the Sponsor on behalf of the Trust if an Authorized Participant considered it possible to trade the Incidental Right or IR Virtual Currency on a Digital Asset Exchange or other venue to which the Authorized Participant has access. An Authorized Participant has access only to Digital Asset Exchanges or other venues that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of ZEN held by the Trust, determined by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the Digital Asset Holdings per Share. The amount of the discount or premium in the trading price relative to the Digital Asset Holdings per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Exchanges. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Exchanges. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Exchange is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the ZEN Industry and Market

Zen, or ZEN, is a digital asset that is created and transmitted through the operations of the peer-to-peer Horizen Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Horizen Network, the infrastructure of which is collectively maintained by a decentralized user base. The Horizen Network allows people to exchange tokens of value, called ZEN, which are recorded on a public transaction ledger known as a blockchain. ZEN can be used to pay for goods and services on the Horizen Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Exchanges or in individual end-user-to-end-user transactions under a barter system.

The Horizen Network is one of a number of projects intended to enhance blockchain technology. One of the Horizen Network’s primary enhancements of the blockchain was to add additional layers of confidentiality to traditional blockchain infrastructure so that users can make transactions and selectively disclose details related to those transactions. ZEN accomplishes this level of confidentiality by using novel cryptographic zk-SNARKs to protect both the amount and the sender and recipient of the transaction. The result is a confidential transaction known as a “shielded” transaction. From the inception of the Horizen Network through September 30, 2022, approximately 22% of Horizen transactions have been unshielded, approximately 4% involved one party utilizing a shielded address, and approximately 74% involved both parties utilizing a shielded address.

The Horizen Network was launched on May 23, 2017 as “ZenCash” by a team of scientists, cryptographers, engineers and advisers of the Horizen Blockchain Foundation (the “Foundation”), bringing into existence the first ZEN tokens. In this role, the Foundation supports the development of ZEN by, among other things, reviewing and implementing upgrades that become part of the main implementation of ZEN. The Horizen Network was created through a fork of the Zclassic protocol, which in turn was created through a clone of the Zcash blockchain, which in turn was created through a clone of the Bitcoin blockchain, the first and most widely used blockchain. Zcash was the first digital asset protocol to introduce zk-SNARKs. The Zclassic protocol is substantially similar to the Zcash protocol except that it changed key economic and governance parameters, including removing a 20% block reward that is distributed to a group of Zcash founders, investors, employees and advisers as a “founders reward” for the first four years of the Zcash network’s operation. The ZEN blockchain further forked the Zclassic protocol to develop a privacy platform with additional changes to the economic, governance and technical parameters of the network, as described below.

Unlike Zcash and Zclassic, which were designed to apply the privacy-preserving features of zk-SNARKs to financial transactions, the creators of Horizen realized that zk-SNARKs had wider applications beyond the privacy-preserving financial transactions, such as privacy-preserving messaging and publishing. The creators of Horizen principally achieved this by expanding beyond a single layer blockchain to utilize two-layer parallel blockchains. As a result, today the Horizen Network is comprised of two core blockchain layers: (1) the main Horizen Blockchain, which serves as the base layer for a simple Peer-2-Peer (P2P) digital asset protocol and (2) parallel blockchains (each a “Sidechain” and collectively, “Sidechains”), which provide for additional functionality and blockchain application features. In this sense, Horizen is a “blockchain-of-blockchains.” Both the Horizen Blockchain and Sidechains share a common digital assets, ZEN. On the Horizen Blockchain, ZEN can be used a P2P digital assets, like Bitcoin and Zcash, and on the Sidechains, ZEN can be used to fuel decentralized applications (dApps) and smart contracts, like Ethereum. With all of these functionalities, the Horizen Network seeks to create a high-performing, privacy-oriented platform for money, media and messaging.

While ZEN’s monetary base will be 21 million, the same as the monetary base of Bitcoin and Zcash, and while the rate of ZEN creation will similarly halve every four years, there are some important differences in how ZEN is mined and distributed. For example, of the 6.25 ZEN created every 2.5 minutes, the block reward is distributed such that 60% is distributed to miners, 10% to Secure Nodes, 10% to Super Nodes and 20% to the Foundation. See “—Creation of New ZEN” and “—Market Participants” for more information. This is in contrast to Zcash, where, during the first four years of ZEC’s existence, 80% of newly created ZEC is distributed to miners and 20% is allocated to the founders’ reward, with 10% of the ZEC in existence ultimately being distributed to the founders’ reward, and Zclassic, which eliminated the concept of a founders’ reward such that all newly created ZCL, the native token of the Zclassic protocol, is distributed to miners. Like Zcash, ZEN also implemented a memory-hard proof-of-work algorithm, Equihash, which involves adding a memory-hard problem to be solved in valid blocks, which is intended to result in less centralized hash power.

The Horizen Network is decentralized and does not require governmental, financial institution intermediaries or others, including the Foundation, to create, transmit or determine the value of ZEN. Rather, ZEN is created and allocated by the Horizen Network protocol through a “mining” process. Although the Foundation does not control the Horizen Network, it monitors the development of the Horizen Network and offers updates to the Horizen protocol, which the public may choose to implement or ignore. The Foundation does not sell, exchange, transmit or retain custody of ZEN for consumers or the public at large. The value of ZEN is determined by the supply of demand for ZEN on the Digital Asset Exchanges or in private end-user-to-end-user transactions.

Similar to the Bitcoin network and the Zcash network, the Horizen Network operates on a proof-of-work model. New ZEN are created and rewarded to the miners of a block in the Horizen Blockchain for verifying transactions. The Horizen Blockchain is effectively a decentralized database that includes all blocks that have been solved by miners and it is updated to include new blocks as they are solved. Each ZEN transaction is broadcast to the Horizen Network and, when included in a block, recorded in the Horizen Blockchain. As each new block records outstanding ZEN transactions, and outstanding transactions are settled and validated through such recording, the Horizen Blockchain represents a complete, unshielded and unbroken history of all transactions of the Horizen Network. For further details, see “—Creation of New ZEN.”

Similar to Bitcoin and Zcash, ZEN can be used to pay for goods and services or can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset exchanges or in individual end-user-to-end-user transactions under a barter system. Additionally, ZEN is used to pay for transaction fees to miners for verifying transactions on the Horizen Network.

Overview of the Horizen Network’s Operations

In order to own, transfer or use ZEN directly on the Horizen Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Horizen Network. ZEN transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending ZEN, a user must notify the Horizen Network of the transaction by broadcasting certain transaction data to its network peers. The Horizen Network provides confirmation against double-spending by memorializing transactions in the Horizen Blockchain, in the case of public transactions, or through zk-SNARK zero-knowledge proofs in the case of shielded transactions. This memorialization and verification against double-spending is accomplished through the Horizen Network mining process, which adds “blocks” of data, including certain transaction information, to the Horizen Blockchain. Although the Horizen Network is publicly accessible, it does not, by design, have the same level of transparency as the Bitcoin blockchain.

Brief Description of ZEN Transfers

There are two types of transactions that can occur on the Horizen Network: (1) unshielded transactions, which are very similar to the transactions that take place on other blockchains, such as the Bitcoin network and the Ethereum network and (2) shielded transactions.

Prior to engaging in unshielded ZEN transactions directly on the Horizen Network, a user generally must first install on its computer or mobile device a Horizen Network software program that will allow the user to generate a private and public key pair associated with a ZEN address, commonly referred to as a “wallet.” The Horizen Network software program and the ZEN address also enable the user to connect to the Horizen Network and transfer ZEN to, and receive ZEN from, other users.

Each Horizen Network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive ZEN, the ZEN recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the ZEN. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the ZEN contained in the associated address. Likewise, ZEN is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending ZEN, a user’s Horizen Network software program must validate the transaction with the associated private key. In addition, since every computation on the Horizen Network requires processing power, there is a transaction fee involved with the transfer that is paid by the payor. The resulting digitally validated transaction is sent by the user’s Horizen Network software program to the Horizen Network miners to allow transaction confirmation.

Horizen Network miners record and confirm transactions when they mine and add blocks of information to the Horizen Blockchain. When a miner mines a block, it creates that block, which includes data relating to (i) the satisfaction of the consensus mechanism to mine the block, (ii) a reference to the prior block in the Horizen Blockchain to which the new block is being added and (iii) transactions that have submitted to the Horizen Network but have not yet been added to the Horizen Blockchain. The miner becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

Upon the addition of a block included in the Horizen Blockchain, the Horizen Network software program of both the spending party and the receiving party will show confirmation of the transaction on the Horizen Blockchain and reflect an adjustment to the ZEN balance in each party’s Horizen Network public key, completing the ZEN transaction. Once a transaction is confirmed on the Horizen Blockchain, it is irreversible.

Shielded transactions utilize a scientific breakthrough in the field of cryptography known as “zero-knowledge proofs.” Zero-knowledge proofs allow users to prove knowledge of some facts about hidden information without revealing that information by encrypting certain aspects of the transaction. Ordinarily, if a blockchain’s transaction data is encrypted, nodes in the blockchain cannot determine whether senders really held the tokens they sent, whether they previously sent it to someone else or whether they never had it in the first place. The encrypted data becomes unverifiable by network nodes.

With ZEN, a particular type of zero-knowledge proof called zk-SNARKs solves this problem. In a ZEN shielded transaction, the sender provides a string of data that makes up the “zero-knowledge proof” and encrypted transaction data, which proves properties of the encrypted data cryptographically, including that the sender could not have generated a specific string unless the sender had ownership over the private key and unless the input and output values were equal. The proof also guarantees creation of a unique nullifier which is used to mark tokens as spent, when they are, in fact spent. In other words, zero-knowledge proofs allow verifiability without compromising confidentiality.

Some ZEN transactions are conducted “off-blockchain” and are therefore not recorded in the Horizen Blockchain. Some “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding ZEN or the reallocation of ownership of certain ZEN in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Exchange. In contrast to on-blockchain transactions, which are publicly recorded on the Horizen Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly ZEN transactions in that they do not involve the transfer of transaction data on the Horizen Network and do not reflect a movement of ZEN between addresses recorded in the Horizen Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of ZEN ownership is not protected by the protocol behind the Horizen Network or recorded in, and validated through, the blockchain mechanism.

Creation of New ZEN

Initial Creation of ZEN

The initial creation of ZEN as part of the first Horizen Network block, or genesis block, was conducted on May 23, 2017. All additional ZEN have been, and will be, created through the mining process.

Mining Process

The Horizen Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. Every 2.5 minutes, on average, a new block is added to the Horizen Blockchain with the latest transactions processed by the network and the computer that generated this block will be awarded 6.25 newly minted ZEN. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time rewards are expected to be proportionate to the computational power of each machine.

The process by which ZEN is “mined” results in new blocks being added to the Horizen Blockchain and new ZEN tokens being issued to the miners, Secure Nodes, Super Nodes and the Foundation. Computers on the Horizen Network engage in a set of prescribed complex mathematical calculations in order to add a block to the Horizen Blockchain and thereby confirm ZEN transactions included in that block’s data.

To begin mining, a user can download and run Horizen Network mining software, which turns the user’s computer into a “node” on the Horizen Network that validates blocks. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of ZEN to the miner who added the new block. Each unique block can be solved and added to the Horizen Blockchain by only one miner or mining pool. Therefore, all individual miners and mining pools on the Horizen Network are engaged in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Horizen Network and its processing power increases, the Horizen Network adjusts the complexity of the block-solving equation to maintain a predetermined pace of adding a new block to the Horizen Blockchain approximately every 2.5 minutes. A miner’s proposed block is added to the Horizen Blockchain once a majority of the nodes on the Horizen Network confirms the miner’s work. Miners that are successful in adding a block to the Horizen Blockchain are automatically awarded ZEN for their effort and may also receive transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the method by which new ZEN enter into circulation to the public.

Staking Process

The Horizen Network also relies on a proof-of-stake algorithm for certain functionalities. Under a proof-of-stake ecosystem, the miner, known as a validator, locks up an amount of his or her coins to verify a block of transactions in a process that requires less computing power and electricity. Validators can participate in block production by posting a security deposit, or bond. After posting a bond, one may bet on which block will be included next. Validators make money by betting with the eventual consensus and lose money by betting against the consensus. Any cryptographically-provable misbehavior results in the forfeiture of the bond. Moreover, an honest validator is expected to have very low costs, compared to the costs an attacker would incur. On the Horizen Network, Secure Nodes and Super Nodes stake their coins. See “—Market Participants” below for more information.

Limits on ZEN Supply

The Horizen Network is structured to allow a maximum of 21 million ZEN to be created, which are mined over time with the creation of each new block. Since inception, 12.5 ZEN have been created every 2.5 minutes on average. Of each block of newly created ZEN, 60% is distributed to miners, 10% is distributed to Secure Nodes, 10% is distributed to Super Nodes and 20% is distributed to the Foundation. Every four years, the rate of ZEN being created will halve, just as it does for Bitcoin. Thus, in December 2020, the reward halved to 6.25 ZEN for every block.

As of September 30, 2022, approximately 12.9 million ZEN were outstanding, and estimates of when the 21 million ZEN limitation will be reached range from at or near the year 2051.

Modifications to the ZEN Protocol

The Horizen Network is an open source project with no official developer or group of developers that controls it. However, historically the Horizen Network’s development has been overseen by the Foundation. The Foundation is able to access and alter the Horizen Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Horizen Network’s source code.

For example, in June 2018, the Foundation implemented an upgrade to make it more computationally and economically expensive to privately mine blocks and later introduce those blocks to the public Horizen Network as the valid Horizen Blockchain. The purpose of this upgrade was to significantly increase the difficulty of 51% attacks through delayed block submissions. Because ZEN was based on Zcash, it may also benefit from improvements to the Zcash as well.

The release of updates to the Horizen Network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Horizen Network source code by downloading the proposed modification of the Horizen Network’s source code. A modification of the Horizen Network’s source code is only effective with respect to the ZEN users and miners that download it. If a modification is accepted only by a percentage of users and miners, a division in the Horizen Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Horizen Network only if accepted by participants collectively having a majority of the processing power on the Horizen Network.

Core development of the Horizen Network source code has increasingly focused on modifications of the Horizen Network protocol to increase speed and scalability and also allow for non-financial, next generation uses on Sidechains. Because the Trust only holds ZEN, it will not take advantage of such Sidechains. However, because such projects may utilize ZEN as tokens for the facilitation of their non-financial uses, they may increase demand for ZEN and the utility of the Horizen Network as a whole. Conversely, projects that operate and are built within the Horizen Blockchain may increase the data flow on the Horizen Network and could either “bloat” the size of the Horizen Blockchain or slow confirmation times. At this time, such projects remain in early stages and have not been materially integrated into the Horizen Blockchain or Horizen Network.

ZEN Value

Digital Asset Exchange Valuation

The value of ZEN is determined by the value that various market participants place on ZEN through their transactions. The most common means of determining the value of a ZEN is by surveying one or more Digital Asset Exchanges where ZEN is traded publicly and transparently (e.g., Coinbase Pro, Binance.US and Bittrex). Additionally, there are over-the-counter dealers or market makers that transact in ZEN.

Digital Asset Exchange Public Market Data

On each online Digital Asset Exchange, ZEN is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro or by the widely used cryptocurrency Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

As of September 30, 2022, the Digital Asset Exchanges included in the Reference Rate and used to determine the Reference Rate Price are Coinbase Pro, Binance.US and Bittrex. As further described below, each of these Digital Asset Exchanges are in compliance with applicable U.S. federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations.

Binance.US: A U.S.-based exchange registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as money transmitter in various U.S. states. Binance.US does not hold a BitLicense.

Bittrex: A U.S.-based exchange registered as an MSB with FinCEN and licensed as money transmitter in various U.S. states. Bittrex does not hold a BitLicense.

Coinbase Pro: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the New York State Department of Financial Services’ (“NYDFS”) BitLicense as well as money transmitter in various U.S. states.

Currently, there are several Digital Asset Exchanges operating worldwide and online Digital Asset Exchanges represent a substantial percentage of ZEN buying and selling activity and provide the most data with respect to prevailing valuations of ZEN. These exchanges include established exchanges such as exchanges included in the Reference Rate which provide a number of options for buying and selling ZEN. The below tables reflect the trading volume in ZEN and market share of the ZEN-U.S. dollar and ZEN-XBT trading pairs of each of the Digital Asset Exchanges considered when determining the Reference Rate Price as of September 30, 2022, using data reported by the Reference Rate Provider since inception of the Trust:

Digital Asset Exchanges included in the Reference Rate as of September 30, 2022	Volume (ZEN)(1)	Market Share(2)
Binance.US	5,165,280	43.34%
Coinbase Pro	4,550,856	38.18%
Bittrex	2,203,120	18.48%
Total ZEN-U.S. Dollar trading pair	11,919,256	100.00%

Digital Asset Exchanges included in the Reference Rate as of September 30, 2022	Volume (ZEN)(1)	Market Share(2)
Binance	60,496,627	87.63%
Bittrex	8,538,134	12.37%
Total ZEN-XBT trading pair	69,034,762	100.00%

(1)
On March 16, 2021, the Reference Rate Provider added Binance.US (ZEN/USD) as part of its scheduled quarterly review. On April 1, 2022, the Reference Rate Provider added Coinbase Pro to the Reference Rate as part of its scheduled quarterly review.
(2)
Market share is calculated using trading volume (in ZEN) provided by the Reference Rate Provider for certain Digital Asset Exchanges including, Coinbase Pro, Bittrex and Binance.US.

The domicile, regulation and legal compliance of the Digital Asset Exchanges included in the Reference Rate varies. Information regarding each Digital Asset Exchange may be found, where available, on the websites for such Digital Asset Exchanges, among other places.

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the constituent Digital Asset Exchanges of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended September 30, 2022, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Reference Rate and Reference Rate Price was 15.34% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Reference Rate and the Reference Rate Price was 13.61%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Reference Rate and Reference Rate Price was 0.37%. All Digital Asset Exchanges that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN.

The Reference Rate and the Reference Rate Price

The Reference Rate is a U.S. dollar-denominated composite reference rate for the price of ZEN. The Reference Rate is designed to provide a semi real-time, volume-weighted value of ZEN.

The Reference Rate Price is determined by the Reference Rate Provider through a process in which trade data from the Digital Asset Exchanges included in the Reference Rate is compiled to calculate a volume-weighted average price.

Determination of the Reference Rate Price

The Reference Rate Price for ZEN is calculated daily at 4:00 p.m., New York time, by the Reference Rate Provider using a volume-weighted average price across three Constituent Exchanges over the prior 24-hour period. Price and volume inputs are sourced from the Constituent Exchanges. Price and volume inputs are weighted as received with no further adjustments made to the weighting of each exchange based on market anomalies observed on a Constituent Exchange or otherwise.

Each Constituent Exchange is weighted relative to its share of trading volume to the trading volume of all Constituent Exchanges. As such, price inputs from Constituent Exchanges with higher trading volumes will be weighted more heavily in calculating the Reference Rate Price than price inputs from Constituent Exchanges with lower trading volumes.

If the Reference Rate Price becomes unavailable, or if the Sponsor determines in good faith that such Reference Rate Price does not reflect an accurate price for ZEN, then the Sponsor will, on a best efforts basis, contact the Reference Rate Provider to obtain the Reference Rate Price directly from the Reference Rate Provider. If after such contact such Reference Rate Price remains unavailable or the Sponsor continues to believe in good faith that such Reference Rate Price does not reflect an accurate price for the relevant digital asset, then the Sponsor will employ a cascading set of rules to determine the Reference Rate Price, as described below in “—Determination of the Reference Rate Price When Reference Rate Price is Unavailable.”

The Trust values its ZEN for operational and non-GAAP purposes by reference to the Reference Rate Price. The Reference Rate Price is the value of a ZEN as represented by the Reference Rate, calculated at 4:00 p.m., New York time, on each business day. The Reference Rate Provider develops, calculates and publishes the Reference Rate on a continuous basis using the volume-weighted price at the Digital Asset Benchmark Exchanges, as selected by the Reference Rate Provider.

Constituent Exchange Selection

The Digital Asset Exchanges that are included in the Reference Rate are selected by the Reference Rate Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Constituent Exchange, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Sufficient liquidity;
•
Appropriate trading opportunities;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership; and
•
Applicable legal and regulatory compliance
•
Must be a US-domiciled exchange or a non-US domiciled exchange that is able to service US investors;
•
Must offer programmatic spot trading of the trading pair;
•
Reliably publish trade prices and volumes on a real-time basis through APIs;
•
No undisclosed restrictions on deposits or withdrawals from user accounts;
•
Must have a publicly known ownership entity;
•
Compliance with applicable U.S. federal and state licensing requirements and practices regarding AML and KYC regulations and other policies designed to comply with relevant regulations that might apply to it, or its users based on relevant jurisdiction.

A Digital Asset Exchange is removed from the Constituent Exchanges when it no longer satisfies the Inclusion Criteria. The Reference Rate Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Exchanges. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. ZEN derivative markets are also not currently included as the markets remain relatively thin. While the Reference Rate Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Reference Rate Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of ZEN derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Reference Rate Provider and the Sponsor have entered into a reference rate license agreement, dated as of February 1, 2022 (the “Reference Rate License Agreement”), governing the Sponsor’s use of the Reference Rate Price. In connection with the entry into the Reference Rate License Agreement, the Sponsor and the Reference Rate Provider terminated that certain license agreement, dated as of February 28, 2019, between the Sponsor and the Reference Rate Provider. There was no change to the methodology used to calculate the Reference Rate Price under the Reference Rate License Agreement dated as of February 1, 2022. Pursuant to the terms of the Reference Rate License Agreement, the Reference Rate Provider may adjust the calculation methodology for the Reference Rate Price without notice to, or consent of, the Trust or its shareholders. The Reference Rate Provider has sole discretion over the determination of Reference Rate Price and may change the methodologies for determining the Reference Rate Price from time to time.

The Reference Rate Provider may change the trading venues that are used to calculate the Reference Rate or otherwise change the way in which the Reference Rate is calculated at any time. For example, the Reference Rate Provider has scheduled quarterly reviews in which it may add or remove Constituent Exchanges that satisfy or fail the Inclusion Criteria. The Reference Rate Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Reference Rate Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of any material changes to the Constituent Exchanges, including any additions or removals of the

Constituent Exchanges, in addition to issuing press releases in connection with the same. The Sponsor will notify investors of any such material event by filing a current report on Form 8-K. Although the Reference Rate methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Exchange, the unannounced closure of operations on a Digital Asset Exchange, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Reference Rate Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Illustrative Example

The Reference Rate Price is calculated by multiplying the average price on each Constituent Exchange by the trading volume on such Constituent Exchange for the prior 24 hours, multiplied by the Constituent Exchange’s weighting based on trading volume relative to the other Constituent Exchanges included in the Reference Rate. For purposes of illustration, outlined below is an example using a limited number of trades.

Venue	Average Price	Volume	Notional	Weight	Reference Rate Price Contribution
Exchange 1	999.12	800	799,296	53.33%	532.60
Exchange 2	997.23	500	498,615	33.33%	332.25
Exchange 3	996.65	200	199,330	13.33%	132.82
Reference Rate Price	—	1,500	1,497,241	—	997.67

Determination of the Reference Rate Price When Reference Rate Price is Unavailable

On January 11, 2022, the Sponsor changed the cascading set of rules used to determine the Reference Rate Price. The Sponsor uses the following cascading set of rules to calculate the Reference Rate Price. For the avoidance of doubt, the Sponsor will employ the below rules sequentially and in the order as presented below, should one or more specific rule(s) fail:

1.
Reference Rate Price = The price set by the Reference Rate Provider as of 4:00 p.m., New York time, on the valuation date. If the Reference Rate becomes unavailable, or if the Sponsor determines in good faith that the Reference Rate does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Reference Rate Provider to obtain the Reference Rate Price directly from the Reference Rate Provider. If after such contact the Reference Rate remains unavailable or the Sponsor continues to believe in good faith that the Reference Rate Price does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Reference Rate Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
2.
Reference Rate Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Reference Rate Provider”). The Secondary Reference Rate Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. If the Secondary Reference Rate becomes unavailable, or if the Sponsor determines in good faith that the Secondary Reference Rate does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Reference Rate Provider to obtain the Secondary Reference Rate Price directly from the Secondary Reference Rate Provider. If after such contact the Secondary Reference Rate remains unavailable or the Sponsor continues to believe in good faith that the Secondary Reference Rate does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Reference Rate Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
3.
Reference Rate Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable after such contact or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Reference Rate Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

4.
Reference Rate Price = The Sponsor will use its best judgment to determine a good faith estimate of the Reference Rate Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.

In the event of a fork, the Reference Rate Provider may calculate the Reference Rate Price based on a digital asset that the Sponsor does not believe to be the appropriate asset that is held by the Trust. In this event, the Sponsor has full discretion to use a different reference rate provider or calculate the Reference Rate Price itself using its best judgment.

The Sponsor may, in its sole discretion, select a different reference rate provider, select a different reference rate provided by the Reference Rate Provider, calculate the Reference Rate Price by using the cascading set of rules set forth above or change the cascading set of rules set forth above at any time.

Forms of Attack Against the Horizen Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Horizen Network contains certain flaws. For example, the Horizen Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate the Horizen Blockchain. On June 2, 2018, the Horizen Network was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen Network. The attack was the result of delayed submission of blocks to the Horizen Network. The team behind the ZEN has since begun to implement mitigation procedures to significantly increase the difficulty of attacks of this nature by introducing a penalty for delayed block submissions. The result is that it will become more computationally and economically expensive to privately mine blocks and later introduce those blocks to the public Horizen Network as the valid Horizen Blockchain.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of digital assets. Any similar attacks on the Horizen Network that impact the ability to transfer ZEN could have a material adverse effect on the price of ZEN and the value of the Shares.

Because ZEN is a privacy-preserving digital asset, it is also subject to certain types of attacks that may go undetected. For example, on February 5, 2019, the team behind Zcash, another zk-SNARKs-based protocol, announced that it discovered a vulnerability in zk-SNARKs that also existed on the Horizen Network and was subsequently patched on the Horizen Network in connection with a protocol upgrade in November 2018. The vulnerability was a counterfeiting vulnerability that could have allowed an attacker to exploit a flaw in the zero-knowledge proof cryptography to act differently than intended and to create fake ZEN on the Horizen Network without being detected. Although the privacy features prevent one from being certain no ZEN were counterfeited, the team behind Horizen found no evidence that counterfeiting occurred prior to the patch and believes the vulnerability has been fully remediated. See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—The cryptography used to enhance the privacy of transactions on the Horizen Network is new and could ultimately fail, or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEN may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ZEN and the value of the Shares.”

Market Participants

Miners

Miners range from ZEN enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing to solve blocks (in the case of proof-of-work) or stake coins (in the case of proof-of-stake).

When a pool solves a new block, the pool operator receives the ZEN and, after taking a nominal fee, splits the resulting reward among the pool participants based on the processing power each of them contributed to solve for such block. Mining pools provide participants with access to smaller, but steadier and more frequent, ZEN payouts. See “—Creation of New ZEN” above.

Nodes

As with the Bitcoin, Ethereum and Zcash networks, the Horizen Network is permissionless and therefore there are no restrictions on downloading and using the Horizen code to run a node. However, in addition to these “Regular Nodes”, the Horizen Network also has two other types of nodes, called “Secure Nodes” and “Super Nodes”. Nodes on the Horizen Network differ in terms of the functionality they provide to the Horizen Network as well as required specifications to ensure they can provide such functionality. By requiring nodes to maintain a basic standard of security and performance, the Horizen Network becomes more distributed, resilient, and secure. Any user who runs a node on the Horizen Network will be a Regular Node by default.

Regular Nodes: Regular Nodes are responsible for helping the Horizen Network run efficiently and remain resilient to attack by maintaining a full copy of the Horizen Blockchain.

Secure Nodes: Secure Nodes perform the same function as Regular Nodes and additionally ensure all network communications between nodes are encrypted. This adds an additional layer of privacy-preservation at the application layer (as opposed to protocol layer) that is not present in Zcash. In order to run a Secure Node, the node operator has certain security, staking, minimum processor, minimum memory and daily uptime requirements. As an economic incentive for running a Secure Node, the node operator receives 10% of the newly recreated ZEN that is mined in each new block on the Horizen Blockchain. Secure Node operators do not need a minimum ZEN balance to operate the node.

Super Nodes: Super Nodes perform the same functions as Secure Nodes and additionally support the Sidechains. In order to run a Super Node, the node operator has certain security, staking, processor, memory, storage and daily uptime requirements that are greater than Secure Nodes. As an economic incentive for running a Secure Node, the node operator receives 10% of the newly recreated ZEN that is mined in each new block on the Horizen Blockchain. Super Nodes require the operator to stake a minimum of 500 ZEN.

For the avoidance of doubt, the Trust is not a Regular Node, a Secure Node or a Super Node and has no intention of setting up its own Regular Node, Secure Node or Super Node to take advantage of the block rewards provided to these nodes at this time.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer ZEN transactions through the direct sending of ZEN over the Horizen Network. The retail sector also includes transactions in which consumers pay for goods or services from commercial or service businesses through direct transactions or third-party service providers, although the use of ZEN as a means of payment is still developing and has not been accepted in the same manner as Bitcoin due to ZEN’s relative infancy.

While the use of Bitcoin to purchase goods and services from commercial or service businesses is developing, ZEN has not yet been accepted in the same manner due to its infancy and because ZEN has a slightly different purpose than Bitcoin.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of ZEN. For example, Binance.US, Bittrex, and Coinbase Pro are some of the largest Digital Asset Exchanges by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store ZEN for users. As the Horizen Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Horizen Network.

Competition

More than 21,000 other digital assets, as tracked by CoinMarketCap.com as of September 30, 2022, have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ZEN has enjoyed some success in its limited history, the aggregate value of outstanding ZEN is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In particular, Monero, Dash and Zcash are three privacy-enabling digital assets that are direct competitors to ZEN. Usage by any other digital asset network of these features could cause them to gain greater or more rapid acceptance than the Horizen Network.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Exchange Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in initial coin offerings may be classified as securities and that both those digital assets and initial coin offerings may be subject to securities regulations. Ongoing and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. In addition, it is possible the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil could lead to increased SEC or criminal investigations, enforcement, and/or other regulatory activity. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions by U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Exchanges. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. In January 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.”
•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Exchanges that do not comply with specified processes. South Korea has also banned initial coin offerings.
•
The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime.
•
The European Council of the European Union approved of the text of the Markets in Crypto-Assets Regulation (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA is expected to pass the European Parliament in early 2023 and come into effect in 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ZEN by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the ZEN economy in the United States and globally, or otherwise negatively affect the value of ZEN held by the Trust. The effect of any future regulatory change on the Trust or the ZEN held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on July 3, 2018 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). On January 11, 2019, the Trust changed its name from Horizen Investment Trust to Grayscale Horizen Trust (ZEN) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. The Trust operates pursuant to the Trust Agreement.

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s ZEN are held by the Custodian on behalf of the Trust. The Trust’s ZEN will be transferred out of the Digital Asset Account only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEN by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

The Trust is not a registered investment company under the Investment Company Act and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not trade, buy, sell or hold ZEN derivatives, including ZEN futures contracts, on any futures exchange. The Trust is authorized solely to take immediate delivery of actual ZEN. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the CEA as a “commodity pool” under current law, regulation and interpretation. The Trust will not be operated by a CFTC-regulated commodity pool operator because it will not trade, buy, sell or hold ZEN derivatives, including ZEN futures contracts, on any futures exchange. Investors in the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust will not benefit from the protections afforded to investors in ZEN futures contracts on regulated futures exchanges.

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the number of ZEN represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the number of whole and fractional ZEN represented by each Basket being created, the number of which is determined by dividing (x) the number of ZEN owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the number of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust

Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, this will allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value, which at times has been substantial.

Each Share represented approximately 0.0901 ZEN as of September 30, 2022. Each Share in the initial Baskets represented approximately 0.1000 ZEN. The number of ZEN required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s ZEN to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

The Sponsor will determine the Trust’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on the Trust’s website, www.grayscale.com/products/grayscale-horizen-trust/, as soon as practicable after the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Sponsor. See “—Valuation of ZEN and Determination of Digital Asset Holdings.”

The Trust’s assets consist solely of ZEN, Incidental Rights, IR Virtual Currency, proceeds from the sale of ZEN, Incidental Rights and IR Virtual Currency pending use of such cash for payment of Additional Trust Expenses or distribution to the shareholders and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of ZEN by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of ZEN. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the number of ZEN represented by a Share will gradually decrease over time as the Trust’s ZEN is used to pay the Trust’s expenses. The Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s Digital Asset Holdings or the Digital Asset Holdings per Share.

ZEN pricing information is available on a 24-hour basis from various financial information service providers or Horizen Network information sites such as Tradeblock.com or Bitcoincharts.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Exchanges. As of September 30, 2022, the Digital Asset Exchanges considered when determining the Reference Rate Price were Coinbase Pro, Binance.US and Bittrex. The Reference Rate Provider may remove or add Digital Asset Exchanges to the Reference Rate in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of DCG. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, CT 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act or the CEA.

The Sponsor arranged for the creation of the Trust and quotation of the Shares on OTCQX. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the Digital Asset Holdings and the Digital Asset Holdings per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s ZEN, as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining ZEN, Incidental Rights and IR Virtual Currency or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for GAAP valuation. In addition, if there is a fork in the Horizen Network after which there is a dispute as to which network resulting from the fork is the Horizen Network, the Sponsor has the authority to select the network that it believes in good faith is the Horizen Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold, or maintain custody or control of the Trust’s ZEN but instead has entered into the Custodian Agreement with the Custodian to facilitate the security of the Trust’s ZEN.

The Sponsor may transfer all or substantially all of its assets to an entity that carries on the business of the Sponsor if at the time of the transfer the successor assumes all of the obligations of the Sponsor under the Trust Agreement. In such an event, the Sponsor will be relieved of all further liability under the Trust Agreement.

The Sponsor’s Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and as partial consideration for the Sponsor’s agreement to pay the Sponsor-paid Expenses. See “—Expenses; Sales of ZEN.”

The Sponsor may, in its sole discretion, select a different reference rate provider, select a different reference rate provided by the Reference Rate Provider, calculate the Reference Rate Price by using the cascading set of rules set forth under “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” above, or change the cascading set of rules set forth above at any time.

Distribution and Marketing Agreement

Effective October 3, 2022, the Sponsor has entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities, LLC, a Delaware limited liability company, (“Grayscale Securities”), a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Sponsor and Genesis Global Trading, Inc. (“Genesis”) agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Sponsor, the Trust and Genesis, pursuant to which Genesis assisted the Sponsor in distributing the Shares. As a result, effective October 3, 2022, Genesis is no longer acting as the distributor and marketer of the Shares of the Trust.

Reference Rate License Agreement

The Reference Rate Provider and the Sponsor have entered into the Reference Rate License Agreement governing the Sponsor’s use of the Reference Rate for calculation of the Reference Rate Price. The Reference Rate Provider may adjust the calculation methodology for the Reference Rate without notice to, or consent of, the Trust or its shareholders. Under the Reference Rate License Agreement, the Sponsor pays a monthly fee and a fee based on the Digital Asset Holdings of the Trust to the Reference Rate Provider in consideration of its license to the Sponsor of Reference Rate-related intellectual property. The Reference Rate License Agreement will automatically renew on an annual basis. The Reference Rate License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Reference Rate License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Reference Rate License Agreement.

The Trustee

Delaware Trust Company serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee will be limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Delaware Trustee is required to execute under the DSTA. To the extent that, at law or in equity, the Trustee has duties (including fiduciary duties) and liabilities relating thereto to the Trust or the shareholders, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person.

Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability in connection with the issuance and sale of Shares is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Shares. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the ZEN or other assets of the Trust. See “—Description of the Trust Agreement.”

The Trustee is permitted to resign upon at least 180 days’ notice to the Trust. The Trustee will be compensated by the Sponsor and indemnified by the Sponsor and the Trust against any expenses it incurs relating to or arising out of the formation, operation or termination of the Trust, or the performance of its duties pursuant to the Trust Agreement except to the extent that such expenses result from gross negligence, willful misconduct or bad faith of the Trustee. The Sponsor has the discretion to replace the Trustee.

Fees paid to the Trustee are a Sponsor-paid Expense.

The Transfer Agent

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement. The Transfer Agent has its principal office at 1 State Street, 30th Floor, New York, New York 10004. A copy of the Transfer Agency and Service Agreement is available for inspection at the Sponsor’s principal office identified herein.

The Transfer Agent holds the Shares primarily in book-entry form. The Sponsor directs the Transfer Agent to credit the number of Creation Baskets to the investor on behalf of which an Authorized Participant submitted a creation order. The Transfer Agent will issue Creation Baskets. The Transfer Agent will also assist with the preparation of shareholders’ account and tax statements.

The Sponsor will indemnify and hold harmless the Transfer Agent, and the Transfer Agent will incur no liability for the refusal, in good faith, to make transfers which it, in its judgment, deems improper or unauthorized.

Fees paid to the Transfer Agent are a Sponsor-paid Expense.

Authorized Participants

An Authorized Participant must enter into a “Participant Agreement” with the Sponsor and the Trust to govern its placement of orders to create Baskets. The Participant Agreement sets forth the procedures for the creation of Baskets and for the delivery of ZEN required for creations. A copy of the form of Participant Agreement is available for inspection at the Sponsor’s principal office identified herein.

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a ZEN wallet address that is known to the Custodian as belonging to the Authorized Participant or such Authorized Participant’s designated representative engaged to source digital assets on behalf of the Authorized Participant (each such representative, a “Liquidity Provider”). A list of the current Authorized Participants can be obtained from the Sponsor. Prior to October 3, 2022 and for the periods covered by this Annual Report, Genesis (in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant, and was party to a participant agreement with the Sponsor and the Trust.

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s participant agreement with Genesis, except that the Authorized Participant may engage a Liquidity Provider to source ZEN on behalf of the Authorized Participant in connection with the creation of Shares. In addition to being a registered broker-dealer and entering into a Participant Agreement with the Sponsor, Grayscale Securities or its Liquidity Provider will own a ZEN wallet address that is known to the Custodian of the Trust, as belonging to the Authorized Participant or its Liquidity Provider. On October 3, 2022, the Sponsor and Genesis also agreed to terminate the participant agreement, dated January 11, 2019, among the Sponsor, the Trust and Genesis, which provided the procedures for the creation of Shares. As a result, effective October 3, 2022, Genesis is no longer acting as an Authorized Participant of the Trust but will serve as a Liquidity Provider to Grayscale Securities.

As of the date of this Annual Report, Grayscale Securities is the only acting Authorized Participant and has engaged Genesis as its only Liquidity Provider. The Sponsor intends to engage additional Authorized Participants that are unaffiliated with the Trust in the future.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Custodian Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Custodian Agreement, the Custodian controls and secures the Trust’s “Digital Asset Account,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s ZEN, on the Trust’s behalf. The Custodian’s services (i) allow ZEN to be deposited from a public blockchain address to the Trust’s Digital Asset Account and (ii) allow the Trust or Sponsor to withdraw ZEN from the Trust’s Digital Asset Account to a public blockchain address the Trust or Sponsor controls (the “Custodial Services”). The Digital Asset Account uses offline storage, or “cold” storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

The Custodian will withdraw from the Trust’s Digital Asset Account the number of ZEN necessary to pay the Trust’s expenses.

Fees paid to the Custodian are a Sponsor-paid Expense.

Under the Custodian Agreement, each of the Custodian and the Trust has agreed to indemnify and hold harmless the other party from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of or related to the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Trust’s violation, or the Custodian’s knowing violation, of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

The Custodian and its affiliates may from time to time purchase or sell ZEN for their own accounts and as agent for their customers or Shares for their own accounts. The foregoing notwithstanding, ZEN in the Digital Asset Account are not treated as general assets of the Custodian and cannot be commingled with any other digital assets held by the Custodian. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ZEN in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times.

Once each calendar year, the Sponsor or the Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year. In addition, the Custodian has agreed to allow the Trust and the Sponsor to take any necessary steps to verify that satisfactory internal control system and procedures are in place, and to visit and inspect the systems on which the Custodian’s coins are held.

If the Custodian resigns in its capacity as custodian, the Sponsor may appoint an additional or replacement custodian and enter into a custodian agreement on behalf of the Trust with such custodian. Furthermore, the Sponsor and the Trust may use ZEN custody services or similar services provided by entities other than Coinbase Custody Trust Company, LLC at any time without prior notice to Coinbase Custody Trust Company, LLC.

Custody of the Trust’s ZEN

Digital assets and digital asset transactions are recorded and validated on blockchains, the public transaction ledgers of a digital asset network. Each digital asset blockchain serves as a record of ownership for all of the units of such digital asset, even in the case of certain privacy-preserving digital assets, where the transactions themselves are not publicly viewable. All digital assets recorded on a blockchain are associated with a public blockchain address, also referred to as a digital wallet. Digital assets held at a particular public blockchain address may be accessed and transferred using a corresponding private key.

Key Generation

Public addresses and their corresponding private keys are generated by the Custodian in secret key generation ceremonies at secure locations inside faraday cages, which are enclosures used to block electromagnetic fields and thus mitigate against attacks. The Custodian uses quantum random number generators to generate the public and private key pairs.

Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust.

Key Storage

Private key shards are distributed geographically in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes.

The Digital Asset Account uses offline storage, or “cold storage”, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet. Cold storage of private keys may involve keeping such keys on a non-networked (or “air-gapped”) computer or electronic device or storing the private keys on a storage device (for example, a USB thumb drive) or printed medium (for example, papyrus, paper or a metallic object). A digital wallet may receive deposits of digital assets but may not send digital assets without use of the digital assets’ corresponding private keys. In order to send digital assets from a digital wallet in which the private keys are kept in cold storage, either the private keys must be retrieved from cold storage and entered into an online, or “hot”, digital asset software program to sign the transaction, or the unsigned transaction must be transferred to the cold server in which the private keys are held for signature by the private keys and then transferred back to the online digital asset software program. At that point, the user of the digital wallet can transfer its digital assets.

Security Procedures

The Custodian is the custodian of the Trust’s private keys in accordance with the terms and provisions of the Custodian Agreement. Transfers from the Digital Asset Account requires certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

Transfers of ZEN to the Digital Asset Account will be available to the Trust once processed on the Blockchain.

Subject to obtaining regulatory approval to operate a redemption program and authorization of the Sponsor, the process of accessing and withdrawing ZEN from the Trust to redeem a Basket by an Authorized Participant will follow the same general procedure as transferring ZEN to the Trust to create a Basket by an Authorized Participant, only in reverse. See “—Description of Creation of Shares.”

The Distributor and Marketer

Prior to October 3, 2022, and for the periods covered by this report, Genesis was the distributor and marketer of the Shares. Effective October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares and Genesis is no longer acting as the distributor and marketer of the Shares of the Trust. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as distributor and marketer, Grayscale Securities assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/products/grayscale-horizen-trust/; and executing the marketing plan for the Trust. Genesis and Grayscale Securities are each affiliates of the Sponsor.

The Sponsor has entered into a Distribution and Marketing Agreement with Grayscale Securities. The Sponsor may engage additional or successor distributors and marketers in the future.

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 100 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. On October 7, 2021, the Trust completed a 10-for-1 Share split of the Trust’s issued and outstanding Shares. In connection with the Share Split, shareholders of record on October 6, 2021 received nine additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for periods prior to October 7, 2021 have been retroactively adjusted to reflect the effects of the Share Split, as applicable. The Shares are quoted on OTCQX under the ticker symbol “HZEN.”

Description of Limited Rights

The Shares do not represent a traditional investment and should not be viewed as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. A shareholder will not have the statutory rights normally associated with the ownership of shares of a corporation. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which shareholders may vote under the Trust Agreement. For example, shareholders do not have the right to elect or remove directors and will not receive dividends. The Shares do not entitle their holders to any conversion or pre-emptive rights or, except as discussed below, any redemption rights or rights to distributions.

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Sponsor or its affiliates). However, the Sponsor may make any other amendments to the Trust Agreement in its sole discretion without shareholder consent provided that the Sponsor provides 20 days’ notice of any such amendment.

Distributions

Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in-cash or in-kind, including in such form as is necessary or permissible for the Trust to facilitate its shareholders’ access to any Incidental Rights or to IR Virtual Currency.

In addition, if the Trust is terminated and liquidated, the Sponsor will distribute to the shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. See “—Description of the Trust Agreement—The Trustee—Termination of the Trust.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

Appointment of Agent

Pursuant to the terms of the Trust Agreement, by holding the Shares, shareholders will be deemed to agree that the Sponsor may cause the Trust to appoint an agent (any person appointed in such capacity, an “Agent”) to act on their behalf in connection with any distribution of Incidental Rights and/or IR Virtual Currency if the Sponsor has determined in good faith that such appointment is reasonably necessary or in the best interests of the Trust and the shareholders in order to facilitate the distribution of any Incidental Rights and/or IR Virtual Currency. The Sponsor may cause the Trust to appoint Grayscale Investments, LLC (acting other than in its capacity as Sponsor) or any of its affiliates to act in such capacity.

Any Agent appointed to facilitate a distribution of Incidental Rights and/or IR Virtual Currency will receive an in-kind distribution of Incidental Rights and/or IR Virtual Currency on behalf of the shareholders of record with respect to such distribution, and following receipt of such distribution, will determine, in its sole discretion and without any direction from the Trust, or the Sponsor, in its capacity as Sponsor of the Trust, whether and when to sell the distributed Incidental Rights and/or IR Virtual Currency on behalf of the record date shareholders. If the Agent is able to do so, it will remit the cash proceeds to the record date shareholders. There can be no assurance as to the price or prices for any Incidental Rights and/or IR Virtual Currency that the Agent may realize, and the value of the Incidental Rights and/or IR Virtual Currency may increase or decrease after any sale by the Agent.

Any Agent appointed pursuant to the Trust Agreement will not receive any compensation in connection with its role as agent. However, any Agent will be entitled to receive from the record-date shareholders, out of the distributed Incidental Rights and/or IR Virtual Currency, an amount of Incidental Rights and/or IR Virtual Currency with an aggregate fair market value equal to the amount of administrative and other reasonable expenses incurred by the Agent in connection with its activities as agent of the record-date shareholders, including expenses incurred by the Agent in connection with any post-distribution sale of such Incidental Rights and/or IR Virtual Currency.

The Sponsor currently expects to cause the Trust to appoint Grayscale Investments, LLC, acting other than in its capacity as Sponsor, as Agent to facilitate any distribution of Incidental Rights and/or IR Virtual Currency to shareholders. The Trust has no right to receive any information about any distributed Incidental Rights and/or IR Virtual Currency or the disposition thereof from the record date shareholders, their Agent or any other person.

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of September 30, 2022, each Share represented approximately 0.0901 ZEN. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the number of ZEN represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

Redemptions of Shares are currently not permitted and the Trust is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program.

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Transfer Restrictions

Shares purchased in the private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio.

Pursuant to Rule 144, a minimum six-month holding period applies to all Shares purchased from the Trust.

On a bi-weekly basis, the Trust aggregates the Shares that have been held for the requisite holding period under Rule 144 by non-affiliates of the Trust to assess whether the Rule 144 transfer restriction legends may be removed. Any Shares that qualify for the removal of the Rule 144 transfer restriction legends are presented to outside counsel, who may instruct the Transfer Agent to remove the transfer restriction legends from the Shares, allowing the Shares to then be resold without restriction, including on OTCQX U.S. Premier marketplace. The outside counsel requires that certain representations be made, providing that:

•
the Shares subject to each sale have been held for the requisite holding period under Rule 144 by the selling shareholder;
•
the shareholder is the sole beneficial owner of the Shares;
•
the Sponsor is aware of no circumstances in which the shareholder would be considered an underwriter or engaged in the distribution of securities for the Trust;
•
none of the Shares are subject to any agreement granting any pledge, lien, mortgage, hypothecation, security interest, charge, option or encumbrance;
•
none of the identified selling shareholders is an affiliate of the Sponsor;
•
the Sponsor consents to the transfer of the Shares; and
•
outside counsel and the Transfer Agent can rely on the representations.

In addition, because the Trust Agreement prohibits the transfer or sale of Shares without the prior written consent of the Sponsor, the Sponsor must provide a written consent that explicitly states that it irrevocably consents to the transfer and resale of the Shares. Once the transfer restriction legends have been removed from a Share and the Sponsor has provided its written consent to the transfer of that Share, no consent of the Sponsor is required for future transfers of that particular Share.

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Sponsor or its delegate will direct the Transfer Agent to credit the number of Creation Baskets to the applicable Authorized Participant. The Transfer Agent will issue Creation Baskets. Transfers will be made in accordance with standard securities industry practice. The Sponsor may cause the Trust to issue Shares in certificated form in limited circumstances in its sole discretion.

Share Splits

In its discretion, the Sponsor may direct the Transfer Agent to declare a split or reverse split in the number of Shares outstanding and to make a corresponding change in the number of Shares constituting a Basket. For example, if the Sponsor believes that the per Share price in the secondary market for Shares has risen or fallen outside a desirable trading price range, it may declare such a split or reverse split.

Description of Creation of Shares

The following is a description of the material terms of the Trust Documents as they relate to the creation of the Trust’s Shares on a periodic basis from time to time through sales in private placement transactions exempt from the registration requirements of the Securities Act.

The Trust Documents also provide procedures for the redemption of Shares. However, the Trust does not currently operate a redemption program and the Shares are not currently redeemable. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program.

Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program.

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional ZEN represented by each Basket being created, which is determined by dividing (x) the number of ZEN owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the number of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The number of ZEN represented by a Share will gradually decrease over time as the Trust’s ZEN is used to pay the Trust’s expenses. As of September 30, 2022, each Share represented approximately 0.0901 ZEN. Information regarding the number of ZEN represented by each Share is posted to the Trust’s website daily at www.grayscale.com/products/grayscale-horizen-trust/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a ZEN wallet address that is recognized by the Custodian as belonging to the Authorized Participant or such Authorized Participant’s Liquidity Provider. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”). An Investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount, either in U.S. dollars or in ZEN, to the Authorized Participant.

An Investor may pay the subscription amount in cash or ZEN. In the event that the Investor pays the subscription amount in cash, the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, purchases ZEN in a Digital Asset Market or, to the extent the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, already holds ZEN, the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, may contribute such ZEN to the Trust. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next Business Day’s Digital Asset Holdings and the risk of any price volatility in ZEN during this time will be borne by the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant. The Authorized Participant will receive Shares of the Trust, and the Shares will then be registered in the name of the Investor. In the event that the Investor pays the subscription amount in ZEN, the Investor will transfer such ZEN to the Authorized Participant, which will contribute such ZEN in kind to the Trust, and receive Shares of the Trust and the Shares will then be registered in the name of the Investor. For the avoidance of doubt, in either case, the Authorized Participant will act as the agent of the Investor with respect to the contribution of ZEN to the Trust in exchange for Shares.

The creation of Baskets requires the delivery to the Trust of the Total Basket Amount.

The Participant Agreement provides the procedures for the creation of Baskets and for the delivery of the whole and fractional ZEN required for such creations. The Participant Agreement and the related procedures attached thereto may be amended by the Sponsor and the relevant Authorized Participant. Under the Participant Agreement, the Sponsor has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act.

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation of Baskets, but there may be transaction fees associated with the validation of the transfer of ZEN by the Horizen Network. Authorized Participants, or a Liquidity Provider on behalf of an Authorized Participant, who deposit ZEN with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The following description of the procedures for the creation of Baskets is only a summary and shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Trust by placing a creation order with the Sponsor no later than 4:00 p.m., New York time, which the Sponsor will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Amount from the ZEN wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider, to the Digital Asset Account.

All creation orders are accepted (or rejected) by the Sponsor on the business day on which the relevant creation order is placed. If a creation order is accepted, the Sponsor will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, must transfer the Total Basket Amount to the Trust no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of ZEN will be borne solely by the Authorized Participant, or Liquidity Provider on behalf of the Authorized Participant, until such ZEN have been received by the Trust.

Following receipt of the Total Basket Amount by the Custodian, the Transfer Agent will credit the number of Shares to the account of the Investor on behalf of which the Authorized Participant placed the creation order by no later than 6:00 p.m., New York time, on the trade date. The Authorized Participant may then transfer the Shares directly to the relevant Investor.

Suspension or Rejection of Orders and Total Basket Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process such creation orders. The Sponsor may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Amount if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the transfer of the Total Basket Amount comes from an account other than a ZEN wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider, or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

In particular, upon the Trust’s receipt of any Incidental Rights and/or IR Virtual Currency in connection with a fork, airdrop or similar event, the Sponsor will suspend creations until it is able to cause the Trust to sell or distribute such Incidental Rights and/or IR Virtual Currency.

None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Valuation of ZEN and Determination of Digital Asset Holdings

The Sponsor will evaluate the ZEN held by the Trust and determine the Digital Asset Holdings of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s ZEN and the Digital Asset Holdings calculations.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the ZEN held by the Trust and calculate and publish the Digital Asset Holdings of the Trust. To calculate the Digital Asset Holdings, the Sponsor will:

1.
Determine the Reference Rate Price as of such business day.
2.
Multiply the Reference Rate Price by the Trust’s aggregate number of ZEN owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate number of ZEN payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.
3.
Add the U.S. dollar value of ZEN, calculated using the Reference Rate Price, receivable under pending creation orders, if any, determined by multiplying the number of the Creation Baskets represented by such creation orders by the Basket Amount and then multiplying such product by the Reference Rate Price.
4.
Subtract the U.S. dollar amount of accrued and unpaid Additional Trust Expenses, if any.
5.
Subtract the U.S. dollar value of the ZEN, calculated using the Reference Rate Price, to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Reference Rate Price (the amount derived from steps 1 through 5 above, the “Digital Asset Holdings Fee Basis Amount”).
6.
Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the Digital Asset Holdings Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Reference Rate Price is not an appropriate basis for valuation of the Trust’s ZEN, the Sponsor will utilize the cascading set of rules as described in “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.” In addition, in the event that the Trust holds any Incidental Rights and/or IR Virtual Currency, the Sponsor may, at its discretion, include the value of such Incidental Rights and/or IR Virtual Currency in the determination of the Digital Asset Holdings, provided that the Sponsor has determined in good faith a method for assigning an objective value to such Incidental Rights and/or IR Virtual Currency. At this time, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for the purposes of determining the Digital Asset Holdings or the Digital Asset Holdings per Share.

The Sponsor will publish the Reference Rate Price, the Trust’s Digital Asset Holdings and the Digital Asset Holdings per Share on the Trust’s website as soon as practicable after its determination. If the Digital Asset Holdings and Digital Asset Holdings per Share have been calculated using a price per ZEN other than the Reference Rate Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per ZEN resulting from such calculation.

In the event of a hard fork of the Horizen Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Horizen Network, is generally accepted as the network for ZEN and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of ZEN, users, services, businesses, miners and other constituencies and (ii) the actual continued acceptance of, mining power on, and community engagement with the Horizen Network.

The shareholders may rely on any evaluation furnished by the Sponsor. The determinations that the Sponsor makes will be made in good faith upon the basis of, and the Sponsor will not be liable for any errors contained in, information reasonably available to it. The Sponsor will not be liable to the Authorized Participants, the shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from gross negligence, willful misconduct or bad faith in the performance of its duties.

Expenses; Sales of ZEN

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 2.5% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into ZEN by reference to the same Reference Rate Price used to determine such accrual. The Sponsor’s Fee is payable in ZEN to the Sponsor monthly in arrears.

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and there are no circumstances under which the Sponsor has determined it will definitely waive the fee.

The Sponsor’s Fee will generally be paid in ZEN. However, if the Trust holds any Incidental Rights and/or IR Virtual Currency at any time, the Trust may also pay the Sponsor’s Fee, in whole or in part, with such Incidental Rights and/or IR Virtual Currency by entering into an agreement with the Sponsor and transferring such Incidental Rights and/or IR Virtual Currency to the Sponsor at a value to be determined pursuant to such agreement. However, the Trust may use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee only if such agreement and transfer do not otherwise conflict with the terms of the Trust Agreement. The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to a reference rate provided by the Reference Rate Provider or, in the absence of such reference rate, by reference to the cascading set of rules described in “Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.” If the Trust pays the Sponsor’s Fee in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of ZEN that would otherwise have been used to satisfy such payment will be correspondingly reduced.

After the Trust’s payment of the Sponsor’s Fee to the Sponsor, the Sponsor may elect to convert the ZEN, Incidental Rights and/or IR Virtual Currency received as payment of the Sponsor’s Fee into U.S. dollars. The rate at which the Sponsor converts such ZEN, Incidental Rights and/or IR Virtual Currency to U.S. dollars may differ from the rate at which the relevant Sponsor’s Fee was determined. The Trust will not be responsible for any fees and expenses incurred by the Sponsor to convert ZEN, Incidental Rights and/or IR Virtual Currency received in payment of the Sponsor’s Fee into U.S. dollars.

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering ZEN, Incidental Rights and/or IR Virtual Currency. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor ZEN, Incidental Rights and/or IR Virtual Currency in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ZEN, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant or other similarly eligible financial institutions that are subject to federal and state licensing requirements and practices regarding AML and KYC regulations.

The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to a reference rate provided by the Reference Rate Provider or, in the absence of such reference rate, by reference to the cascading set of rules described in “Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.” If the Trust pays Additional Trust Expenses in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of ZEN that would otherwise have been used to satisfy such payment will be correspondingly reduced. See “—Disposition of ZEN, Incidental Rights and/or IR Virtual Currency” for further information on sales or other dispositions of ZEN, Incidental Rights and/or IR Virtual Currency. Although the Sponsor cannot definitively state the frequency or magnitude of Additional Trust Expenses, the Sponsor expects that they may occur infrequently.

The Sponsor or any of its affiliates may be reimbursed only for the actual cost to the Sponsor or such affiliate of any expenses that it advances on behalf of the Trust for payment of which the Trust is responsible. In addition, the Trust Agreement prohibits the Trust from paying to the Sponsor or such affiliate for indirect expenses incurred in performing services for the Trust in its capacity as the Sponsor (or an affiliate of the Sponsor) of the Trust, such as salaries and fringe benefits of officers and directors, rent or depreciation, utilities and other administrative items generally falling within the category of the Sponsor’s “overhead.”

Disposition of ZEN, Incidental Rights and/or IR Virtual Currency

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Digital Asset Account the number of ZEN, Incidental Rights and/or IR Virtual Currency, determined as described above in “—Expenses; Sales of ZEN,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such ZEN, Incidental Rights and/or IR Virtual Currency to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Digital Asset Account ZEN, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such ZEN, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ZEN, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in ZEN. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of ZEN, Incidental Rights and/or IR Virtual Currency. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of ZEN, Incidental Rights and/or IR Virtual Currency to pay the Trust’s expenses will be a taxable event for shareholders. See “Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the number of ZEN held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in ZEN or the sale of ZEN to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting ZEN into U.S. dollars), the number of ZEN represented by a Share will decline at such time and the Trust’s Digital Asset Holdings may also decrease. Similarly, the number (if any) of Incidental Rights and IR Virtual Currency represented by a Share will decrease as a consequence of the use of Incidental Rights and IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New ZEN deposited into the Digital Asset Account in exchange for additional new Baskets issued by the Trust will not reverse this trend.

The Sponsor will also cause the sale of the Trust’s ZEN, Incidental Rights and/or IR Virtual Currency if the Sponsor determines that sale is required by applicable law or regulation or in connection with the termination and liquidation of the Trust. The Sponsor will not be liable or responsible in any way for depreciation or loss incurred by reason of any sale of ZEN, Incidental Rights and/or IR Virtual Currency.

The quantity of ZEN, Incidental Rights or IR Virtual Currency to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of ZEN, Incidental Rights or IR Virtual Currency held by the Trust. See “—Expenses; Sales of ZEN.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEN, Incidental Rights and IR Virtual Currency by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Hypothetical Expense Example

The following table illustrates the anticipated impact of the payment of the Trust’s expenses on the number of ZEN represented by each outstanding Share for three years, assuming that the Trust does not make any payments using any Incidental Rights and/or IR Virtual Currency. It assumes that the only transfers of ZEN will be those needed to pay the Sponsor’s Fee and that the price of ZEN and the number of Shares remain constant during the three-year period covered. The table does not show the impact of any Additional Trust Expenses. Any Additional Trust Expenses, if and when incurred, will accelerate the decrease in the fractional number of ZEN represented by each Share. In addition, the table does not show the effect of any waivers of the Sponsor’s Fee that may be in effect from time to time.

	Year
	1	2	3
Hypothetical price per ZEN	$100.00	$100.00	$100.00
Sponsor’s Fee	2.50%	2.50%	2.50%
Shares of Trust, beginning	100,000.00	100,000.00	100,000.00
ZEN in Trust, beginning	10,000.00	9,750.00	9,506.25
Hypothetical value of ZEN in Trust	$1,000,000.00	$975,000.00	$950,625.00
Beginning Digital Asset Holdings of the Trust	$1,000,000.00	$975,000.00	$950,625.00
ZEN to be delivered to cover the Sponsor’s Fee	250.00	243.75	237.66
ZEN in Trust, ending	9,750.00	9,506.25	9,268.59
Ending Digital Asset Holdings of the Trust	$975,000.00	$950,625.00	$926,859.38
Ending Digital Asset Holdings per share	$9.75	$9.51	$9.27
Hypothetical price per ZEN	$100.00	$100.00	$100.00

Discretion of the Reference Rate Provider

The Reference Rate Provider has sole discretion over the determination of Reference Rate Price and may change the methodologies for determining the Reference Rate Price from time to time.

Description of the Trust Agreement

The following is a description of the material terms of the Trust Agreement. The Trust Agreement establishes the roles, rights and duties of the Sponsor and the Trustee.

The Sponsor

Liability of the Sponsor and Indemnification

Neither the Sponsor nor the Trust insure the Trust’s ZEN. The Sponsor and its affiliates (each a “Covered Person”) will not be liable to the Trust or any shareholder for any loss suffered by the Trust which arises out of any action or inaction of such Covered Person if such Covered Person determined in good faith that such course of conduct was in the best interests of the Trust. However, the preceding liability exclusion will not protect any Covered Person against any liability resulting from its own willful misconduct, bad faith or gross negligence in the performance of its duties.

Each Covered Person will be indemnified by the Trust against any loss, judgment, liability, expense incurred or amount paid in settlement of any claim sustained by it in connection with the Covered Person’s activities for the Trust, provided that (i) the Covered Person was acting on behalf of, or performing services for, the Trust and had determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct or a material breach of the Trust Agreement on the part of such Covered Person and (ii) any such indemnification will be recoverable only from the property of the Trust. Any amounts payable to an indemnified party will be payable in advance under certain circumstances.

Fiduciary and Regulatory Duties of the Sponsor

The Sponsor is not effectively subject to the duties and restrictions imposed on “fiduciaries” under both statutory and common law. Rather, the general fiduciary duties that would apply to the Sponsor are defined and limited in scope by the Trust Agreement.

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law, the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Trust selected the 10.0% ownership threshold because the Trust believed that this was a threshold that investors would be comfortable with based on market precedent.

This provision applies to any derivative action brought in the name of the Trust other than claims brought under the federal securities laws or the rules and regulations thereunder, to which Section 7.4 does not apply. Due to this additional requirement, a shareholder attempting to bring a derivative action in the name of the Trust will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding.

“Affiliate” is defined in the Trust Agreement to mean any natural person, partnership, limited liability company, statutory trust, corporation, association or other legal entity (each, a “Person”) directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity.

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number Shares owned by such shareholders by the total number of Shares outstanding. Shareholders may determine the total number of Shares outstanding by reviewing the Trust’s annual filings on Form 10-K, quarterly filings on Form 10-Q and periodic reports on Form 8-K reporting sales of unregistered securities pursuant to Item 3.02 thereof, or by requesting the number of Shares outstanding at any time from the Sponsor pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

The Trust offers Shares on a periodic basis at such times and for such periods as the Sponsor determines in its sole discretion. As a result, in order to maintain the 10.0% ownership threshold required to maintain a derivative action, shareholders may need to increase their holdings or locate additional shareholders during the pendency of a claim. The Trust posts the number of Shares outstanding as of the end of each month on its website and as of the end of each quarter in its annual and quarterly filings with the SEC. The Trust additionally reports sales of unregistered securities on Form 8-K pursuant to Item 3.02 thereof. Shareholders may monitor the number of Shares outstanding at any time for purposes of calculating their ownership threshold by reviewing the Trust’s website and SEC filings and by requesting the number of Shares outstanding on any date from the Sponsor at any time pursuant to Sections 7.2 and 8.1 of the Trust Agreement. Shareholders have the opportunity at any time to increase their holdings or locate other shareholders to maintain the 10.0% threshold throughout the duration of a derivative claim. Shareholders may do so by contacting shareholders that are required to file Schedule 13Ds or Schedule 13Gs with the SEC or by requesting from the Sponsor the list of the names and last known address of all shareholders pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA.

The Sponsor is not aware of any reason to believe that Section 7.4 of the Trust Agreement is not enforceable under state or federal law. The Court of Chancery of Delaware has stated that “[t]he DSTA is enabling in nature and, as such, permits a trust through its declarations of trust to delineate additional standards and requirements with which a stockholder-plaintiff must comply to proceed derivatively in the name of the trust.” Hartsel v. Vanguard Group., Inc., Del. Ch. June 15, 2011. However, there is limited case law addressing the enforceability of provisions like Section 7.4 under state and federal law and it is possible that this provision would not be enforced by a court in another jurisdiction or under other circumstances.

Beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

Actions Taken to Protect the Trust

The Sponsor may prosecute, defend, settle or compromise actions or claims at law or in equity that it considers necessary or proper to protect the Trust or the interests of the shareholders. The expenses incurred by the Sponsor in connection therewith (including the fees and disbursements of legal counsel) will be expenses of the Trust and are deemed to be Additional Trust Expenses. The Sponsor will be entitled to be reimbursed for the Additional Trust Expenses it pays on behalf of the Trust.

Successor Sponsors

If the Sponsor is adjudged bankrupt or insolvent, the Trust may dissolve and a Liquidating Trustee may be appointed to terminate and liquidate the Trust and distribute its remaining assets. The Trustee will have no obligation to appoint a successor sponsor or to assume the duties of the Sponsor, and will have no liability to any person because the Trust is or is not terminated. However, if a certificate of dissolution or revocation of the Sponsor’s charter is filed (and ninety (90) days have passed after the date of notice to the Sponsor of revocation without a reinstatement of the Sponsor’s charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, shareholders holding at least a majority (over 50%) of the Shares may agree in writing to continue the affairs of the Trust and to select, effective as of the date of such event, one or more successor Sponsors within ninety (90) days of any such event.

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the Delaware Trust Statute. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

Limitation on Trustee’s Liability

Under the Trust Agreement, the Sponsor has exclusive control of the management of all aspects of the activities of the Trust and the Trustee has only nominal duties and liabilities to the Trust. The Trustee is appointed to serve as the trustee for the sole purpose of satisfying Section 3807(a) of the DSTA which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware. The duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) the execution of any certificates required to be filed with the Delaware Secretary of State which the Trustee is required to execute under the DSTA.

To the extent the Trustee has duties (including fiduciary duties) and liabilities to the Trust or the shareholders under the DSTA, such duties and liabilities will be replaced by the duties and liabilities of the Trustee expressly set forth in the Trust Agreement. The Trustee will have no obligation to supervise, nor will it be liable for, the acts or omissions of the Sponsor, Transfer Agent, Custodian or any other person. Neither the Trustee, either in its capacity as trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer, director, officer or controlling person of the issuer of Shares. The Trustee’s liability is limited solely to the express obligations of the Trustee as set forth in the Trust Agreement.

Under the Trust Agreement, the Sponsor has the exclusive management, authority and control of all aspects of the activities of the Trust. The Trustee has no duty or liability to supervise or monitor the performance of the Sponsor, nor does the Trustee have any liability for the acts or omissions of the Sponsor. The existence of a trustee should not be taken as an indication of any additional level of management or supervision over the Trust. The Trust Agreement provides that the management authority with respect to the Trust is vested directly in the Sponsor and that the Trustee is not responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the ZEN or other assets of the Trust.

Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders

The Shares are limited liability investments. Investors may not lose more than the amount that they invest plus any profits recognized on their investment. Although it is unlikely, the Sponsor may, from time to time, make distributions to the shareholders. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Trust any distribution they received at a time when the Trust was in fact insolvent or in violation of its Trust Agreement. In addition, the Trust Agreement provides that shareholders will indemnify the Trust for any harm suffered by it as a result of shareholders’ actions unrelated to the activities of the Trust.

The foregoing repayment of distributions and indemnity provisions (other than the provision for shareholders indemnifying the Trust for taxes imposed upon it by a state, local or foreign taxing authority, which is included only as a formality due to the fact that many states do not have statutory trust statutes therefore the tax status of the Trust in such states might, theoretically, be challenged) are commonplace in statutory trusts and limited partnerships.

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and Digital Currency Group, Inc. as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor Digital Currency Group, Inc. will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, Digital Currency Group, Inc. will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of Digital Currency Group, Inc. and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

Holding of Trust Property

The Trust will hold and record the ownership of the Trust’s assets in a manner such that it will be owned for the benefit of the shareholders for the purposes of, and subject to and limited by the terms and conditions set forth in, the Trust Agreement. The Trust will not create, incur or assume any indebtedness or borrow money from or loan money to any person. The Trustee may not commingle its assets with those of any other person.

The Trustee may employ agents, attorneys, accountants, auditors and nominees and will not be answerable for the conduct or misconduct of any such custodians, agents, attorneys or nominees if such custodians, agents, attorneys and nominees have been selected with reasonable care.

Resignation, Discharge or Removal of Trustee; Successor Trustees

The Trustee may resign as Trustee by written notice of its election so to do, delivered to the Sponsor with at least 180 days’ notice. The Sponsor may remove the Trustee in its discretion. If the Trustee resigns or is removed, the Sponsor, acting on behalf of the shareholders, will appoint a successor trustee. The successor Trustee will become fully vested with all of the rights, powers, duties and obligations of the outgoing Trustee.

If the Trustee resigns and no successor trustee is appointed within 180 days after the Trustee notifies the Sponsor of its resignation, the Trustee will terminate and liquidate the Trust and distribute its remaining assets.

Amendments to the Trust Agreement

In general, the Sponsor may amend the Trust Agreement without the consent of any shareholder. In particular, the Sponsor may, without the approval of the shareholders, amend the Trust Agreement if the Trust is advised at any time by the Trust’s accountants or legal counsel that the amendments are necessary to permit the Trust to take the position that it is a grantor trust for U.S. federal income tax purposes. However, the Sponsor may not make an amendment, or otherwise supplement the Trust Agreement, if such amendment or supplement would permit the Sponsor, the Trustee or any other person to vary the investment of the shareholders (within the meaning of applicable Treasury Regulations) or would otherwise adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the Shares (not including any Shares held by the Sponsor or its affiliates). A shareholder will be deemed to have consented to a modification or amendment of the Trust Agreement if the Sponsor has notified the shareholders in writing of the proposed modification or amendment and the shareholder has not, within 20 calendar days of such notice, notified the Sponsor in writing the shareholder objects to such modification or amendment.

Termination of the Trust

The Trust will dissolve if any of the following events occur:

•
a U.S. federal or state regulator requires the Trust to shut down or forces the Trust to liquidate its ZEN or seizes, impounds or otherwise restricts access to Trust assets;
•
any ongoing event exists that either prevents the Trust from making or makes impractical the Trust’s reasonable efforts to make a fair determination of the Reference Rate Price;

•
any ongoing event exists that either prevents the Trust from converting or makes impractical the Trust’s reasonable efforts to convert ZEN to U.S. dollars; or
•
a certificate of dissolution or revocation of the Sponsor’s charter is filed (and 90 days have passed since the date of notice to the Sponsor of revocation without a reinstatement of its charter) or the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Sponsor has occurred, unless (i) at the time there is at least one remaining Sponsor and that remaining Sponsor carries on the Trust or (ii) within 90 days of any such event shareholders holding at least a majority (over 50%) of Shares, not including Shares held by the Sponsor and its affiliates, agree in writing to continue the activities of the Trust and to select, effective as of the date of such event, one or more successor Sponsors.

The Sponsor may, in its sole discretion, dissolve the Trust if any of the following events occur:

•
the SEC determines that the Trust is an investment company required to be registered under the Investment Company Act of 1940;
•
the CFTC determines that the Trust is a commodity pool under the CEA;
•
the Trust is determined to be a “money service business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act and is required to comply with certain FinCEN regulations thereunder;
•
the Trust is required to obtain a license or make a registration under any state law regulating money transmitters, money services businesses, providers of prepaid or stored value or similar entities, or virtual currency businesses;
•
the Trust becomes insolvent or bankrupt;
•
the Custodian resigns or is removed without replacement;
•
all of the Trust’s assets are sold;
•
the Sponsor determines that the aggregate net assets of the Trust in relation to the expenses of the Trust make it unreasonable or imprudent to continue the affairs of the Trust;
•
the Sponsor receives notice from the IRS or from counsel for the Trust or the Sponsor that the Trust fails to qualify for treatment, or will not be treated, as a grantor trust under the Code;
•
if the Trustee notifies the Sponsor of the Trustee’s election to resign and the Sponsor does not appoint a successor trustee within 180 days; or
•
the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust.

The Sponsor may determine that it is desirable or advisable to discontinue the affairs of the Trust for a variety of reasons. For example, the Sponsor may terminate the Trust if ZEN is asserted, or ultimately determined, to be a security under the federal securities laws by the SEC or a federal court.

The death, legal disability, bankruptcy, insolvency, dissolution, or withdrawal of any shareholder (as long as such shareholder is not the sole shareholder of the Trust) will not result in the termination of the Trust, and such shareholder, his or her estate, custodian or personal representative will have no right to a redemption or value such shareholder’s Shares. Each shareholder (and any assignee thereof) expressly agrees that in the event of his or her death, he or she waives on behalf of himself or herself and his or her estate, and he or she directs the legal representative of his or her estate and any person interested therein to waive the furnishing of any inventory, accounting or appraisal of the assets of the Trust and any right to an audit or examination of the books of account for the Trust, except for such rights as are set forth in Article VIII of the Trust Agreement relating to the books of account and reports of the Trust.

Upon dissolution of the Trust and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or ZEN, Incidental Rights and/or IR Virtual Currency, at the sole discretion of the Sponsor, after the Sponsor has sold the Trust’s ZEN, Incidental Rights and IR Virtual Currency, if applicable, and has paid or made provision for the Trust’s claims and obligations.

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s ZEN as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentage of percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

Governing Law

The Trust Agreement and the rights of the Sponsor, Trustee and shareholders under the Trust Agreement are governed by the laws of the State of Delaware.

Description of the Custodian Agreement

The Custodian Agreement establishes the rights and responsibilities of the Custodian, Sponsor, Trust and Authorized Participants with respect to the Trust’s ZEN in the Digital Asset Account, which is maintained and operated by the Custodian on behalf of the Trust. For a general description of the Custodian’s obligations, see “—Service Providers of the Trust—The Custodian.”

Account; Location of ZEN

The Trust’s Digital Asset Account is a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s ZEN, on the Trust’s behalf. Private key shards associated with the Trust’s ZEN are distributed geographically by the Custodian in secure vaults around the world, including in the United States. The locations of the secure vaults may change regularly and are kept confidential by the Custodian for security purposes. The Custodian requires written approval of the Trust prior to changing the location of the private key shards, and therefore the Trust’s ZEN, to a location outside the United States. The Digital Asset Account uses offline storage, or cold storage, mechanisms to secure the Trust’s private keys. The term cold storage refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected and/or deleted entirely from the internet.

ZEN in the Digital Asset Account are not treated as general assets of the Custodian. Rather, the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ZEN in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times.

Safekeeping of ZEN

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all ZEN received by the Custodian. All ZEN credited to the Digital Asset Account will (i) be held in the Digital Asset Account at all times, and the Digital Asset Account will be controlled by the Custodian; (ii) be labeled or otherwise appropriately identified as being held for the Trust; (iii) be held in the Digital Asset Account on a non-fungible basis; (iv) not be commingled with other digital assets held by the Custodian, whether held for the Custodian’s own account or the account of other clients other than the Trust; (v) not without the prior written consent of the Trust be deposited or held with any third-party depositary, custodian, clearance system or wallet; and (vi) for any Digital Asset Account maintained by the Custodian on behalf of the Trust, the Custodian will use best efforts to keep the private key or keys secure, and will not disclose such keys to the Trust, the Sponsor or to any other individual or entity except to the extent that any keys are disclosed consistent with a standard of best efforts and as part of a multiple signature solution that would not result in the Trust or the Sponsor “storing, holding, or maintaining custody or control of” the ZEN “on behalf of others” within the meaning of the New York BitLicense Rule (23 NYCRR Part 200) as in effect as of June 24, 2015 such that it would require the Trust or the Sponsor to become licensed under such law.

Insurance

Pursuant to the terms of the Custodian Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services provided by the Custodian. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage of up to $320 million. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s ZEN, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

Deposits, Withdrawals and Storage; Access to the Digital Asset Account

The Custodial Services (i) allow ZEN to be deposited from a public blockchain address to the Digital Asset Account and (ii) allow the Trust or Sponsor to withdraw ZEN from the Digital Asset Account to a public blockchain address the Trust or the Sponsor controls (each such transaction is a “Custody Transaction”).

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust and the Sponsor as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Trust’s and Sponsor’s access to the Custodial Services, and/or deactivate, terminate or cancel the Digital Asset Account if the Trust or Sponsor has taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement.

From the time the Custodian has verified the authorization of a complete set of instructions to withdraw ZEN from the Digital Asset Account, the Custodian will have up to forty-eight (48) hours to process and complete such withdrawal. The Custodian will ensure that initiated deposits are processed in a timely manner but the Custodian makes no representations or warranties regarding the amount of time needed to complete processing which is dependent upon many factors outside of the Custodian’s control.

Subject to certain exceptions in the Custodian Agreement, the Trust, the Sponsor and their authorized representatives will be able to access the Digital Asset Account via the Custodian’s website in order to check information about the Digital Asset Account, deposit ZEN to the Digital Asset Account or initiate a Custody Transaction (subject to the timing described above).

The Custodian makes no other representations or warranties with respect to the availability and/or accessibility of ZEN or the availability and/or accessibility of the Digital Asset Account or Custodial Services.

Subject to any legal and regulatory requirements, in order to support the Trust’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to Digital Asset Accounts owned by any Authorized Participant or its Liquidity Provider, the Custodian will use commercially reasonable efforts to cooperate with the Trust and Sponsor to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive a ZEN address for deposits by Authorized Participants, or a Liquidity Provider on behalf of an Authorized Participant, and to initiate withdrawals to ZEN addresses controlled by Authorized Participants or their Liquidity Providers.

The Custodian Agreement further provides that the Trust’s and the Sponsor’s auditors or third-party accountants upon 30 days’ advance written notice, have inspection rights to inspect, take extracts from and audit the records maintained with respect to the Digital Asset Account. Such auditors or third-party accountants are not obligated under the Custodian Agreement to exercise their inspection rights.

Security of the Account

The Custodian securely stores all digital asset private keys held by the Custodian in offline storage. Under the Custodian Agreement, the Custodian must use best efforts to keep private and public keys secure, and may not disclose private keys to the Sponsor, Trust or any other individual or entity.

The Custodian has implemented and will maintain a reasonable information security program that includes policies and procedures that are reasonably designed to safeguard the Custodian’s electronic systems and the Trust’s and the Sponsor’s confidential information from, among other things, unauthorized access or misuse. In the event of a Data Security Event (as defined below), the Custodian will promptly (subject to any legal or regulatory requirements) notify the Trust and the Sponsor. “Data Security Event” is defined as any event whereby (a) an unauthorized person (whether within the Custodian or a third party) acquired or accessed the Trust’s or the Sponsor’s information, (b) the Trust’s or the Sponsor’s information is otherwise lost, stolen or compromised or (c) the Custodian’s Chief Information Security Officer, or other senior security officer of a similar title, is no longer employed by the Custodian.

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Trust’s or the Sponsor’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control system and procedures are in place as the Trust or the Sponsor may reasonably request. The Custodian is obligated to notify the Trust and the Sponsor of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Custodian Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existence balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

The Trust, the Sponsor and their independent auditors may evaluate the Custodian’s protection of private keys and other customer information, including review of supporting documentation related to the processes surrounding key lifecycle management, the key generation process (hardware, software, and algorithms associated with generation) the infrastructure used to generate and store private keys, how private keys are stored (for example, cold wallets), the segregation of duties in the authorization of digital asset transactions, and the number of users required to process a transaction and the monitoring of addresses for any unauthorized activity. For additional information, see “—Custody of the Trust’s ZEN.”

Annual Certificate and Report

Once each calendar year, the Sponsor or Trust may request that the Custodian deliver a certificate signed by a duly authorized officer to certify that all representations and warranties made by the Custodian in the Custodian Agreement are true and correct on and as of the date of such certificate, and have been true and correct throughout the preceding year.

Once each calendar year, the Trust and the Sponsor will be entitled to request that the Custodian provide a copy of its most recent SOC 1 and SOC 2 reports, which are required to be dated within one year prior to such request. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Agreement.

Standard of Care; Limitations of Liability

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all ZEN received by the Custodian. The Custodian is liable to the Sponsor and the Trust for the loss of any ZEN to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost ZEN. In addition, if the Trust or the Sponsor is unable to timely withdraw ZEN from the Digital Asset Account due to the Custodian’s systems being offline or otherwise unavailable for a period of 48 hours or more, the Custodian will use its best efforts to provide the Sponsor and the Trust with an amount of ZEN that is equivalent to any pending withdrawal amounts in order to permit the Sponsor and the Trust to carry on processing withdrawals.

The Custodian’s or Trust’s total liability under the Custodian Agreement will never exceed the value of the ZEN on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds ZEN with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of ZEN deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of ZEN deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodian or Trust are not liable to each other for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages.

Furthermore, the Custodian is not liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Custodian, including but not limited to, any delay or failure due to any act of God, natural disasters, act of civil or military authorities, act of terrorists, including but not limited to cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the Custodian and will not affect the validity and enforceability of any remaining provisions. For the avoidance of doubt, a cybersecurity attack, hack or other intrusion by a third party or by someone associated with the Custodian is not a circumstance that is beyond the Custodian’s reasonable control, to the extent due to the Custodian’s failure to comply with its obligations under the Custodian Agreement.

The Custodian does not bear any liability, whatsoever, for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Sponsor’s or the Trust’s computer or other equipment, or any phishing, spoofing or other attack, unless such damage or interruption originated from the Custodian due to its gross negligence, fraud, willful misconduct or breach of the Custodian Agreement.

Indemnity

Each of the Custodian and the Trust has agreed to indemnify and hold harmless the other such parties from any third-party claim or third-party demand (including reasonable and documented attorneys’ fees and any fines, fees or penalties imposed by any regulatory authority) arising out of the Custodian’s or the Trust’s, as the case may be, breach of the Custodian Agreement, inaccuracy in any of the Custodian’s or the Trust’s, as the case may be, representations or warranties in the Custodian Agreement, or the Custodian’s or the Trust’s, as the case may be, knowing, in the case of the Custodian, violation of any law, rule or regulation, or the rights of any third party, except where such claim directly results from the gross negligence, fraud or willful misconduct of the other such party. In addition, the Trust has agreed to indemnify the Custodian with respect to any Incidental Rights or IR Virtual Currency abandoned by the Trust and any tax liability relating thereto or arising therefrom.

Fees and Expenses

The Custodian Fee is an annualized fee charged monthly that is a percentage of the Trust’s monthly assets under custody. Following the second anniversary of the Custodian Agreement, the fee may be adjusted by the Custodian with at least six months’ advance notice. Any changes to the fee will be agreed to by the Trust and the Sponsor and the Custodian in writing. To the extent the parties cannot reach an agreement regarding any modifications in pricing, either party may elect to terminate the Custodian Agreement. It is the Trust’s and the Sponsor’s sole responsibility to determine whether, and to what extent, any taxes apply to any deposits or withdrawals conducted through the Custodial Services.

Term; Renewal

Subject to each party’s termination rights, the Custodian Agreement is for a term of two years. Thereafter, the Custodian Agreement automatically renews for successive terms of one year, unless either party elects not to renew, by providing no less than thirty days’ written notice to the other party prior to the expiration of the then-current term, or unless terminated earlier as provided herein.

Termination

During the initial term, either party may terminate the Custodian Agreement for Cause (as defined below) at any time by written notice to the other party, effective immediately, or on such later date as may be specified in the notice. “Cause” is defined as if: (i) such other party commits any material breach of any of its obligations under the Custodian Agreement; (ii) such other party is adjudged bankrupt or insolvent, or there is commenced against such party a case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or such party files an application for an arrangement with its creditors, seeks or consents to the appointment of a receiver, administrator or other similar official for all or any substantial part of its property, admits in writing its inability to pay its debts as they mature, or takes any corporate action in furtherance of any of the foregoing, or fails to meet applicable legal minimum capital requirements; or (iii) with respect to the Trust’s and the Sponsor’s right to terminate, any applicable law, rule or regulation or any change therein or in the interpretation or administration thereof has or may have a material adverse effect on the rights of the Trust, the Sponsor or any of their respective beneficiaries with respect to any services covered by the Custodian Agreement.

After the initial term, either party may terminate the Custodian Agreement (i) upon ninety (90) days’ prior written notice to the other party and (ii) for Cause at any time by written notice to the other party, effective immediately, or on such later date as may be specified in the notice.

Notwithstanding the foregoing, the Sponsor and the Trust may cancel the Digital Asset Account at any time by withdrawing all balances and contacting the Custodian. Upon termination of the Custodian Agreement, the Custodian will promptly upon the Sponsor’s or the Trust’s order deliver or cause to be delivered all digital assets held or controlled by the Custodian as of the effective date of termination, together with such copies of the records maintained pursuant to the Custodian Agreement and as the Sponsor and the Trust requests in writing.

Governing Law

The Custodian Agreement is governed by New York law.

Certain U.S. Federal Income Tax Consequences

The following discussion addresses the material U.S. federal income tax consequences of the ownership of Shares. This discussion does not describe all of the tax consequences that may be relevant to a beneficial owner of Shares in light of the beneficial owner’s particular circumstances, including tax consequences applicable to beneficial owners subject to special rules, such as:

•
financial institutions;
•
dealers in securities or commodities;
•
traders in securities or commodities that have elected to apply a mark-to-market method of tax accounting in respect thereof;
•
persons holding Shares as part of a hedge, “straddle,” integrated transaction or similar transaction;
•
Authorized Participants (as defined below);
•
U.S. Holders (as defined below) whose functional currency is not the U.S. dollar;
•
entities or arrangements classified as partnerships for U.S. federal income tax purposes;
•
real estate investment trusts;
•
regulated investment companies; and
•
tax-exempt entities, including individual retirement accounts.

This discussion applies only to Shares that are held as capital assets and does not address alternative minimum tax consequences or consequences of the Medicare contribution tax on net investment income.

If an entity or arrangement that is classified as a partnership for U.S. federal income tax purposes holds Shares, the U.S. federal income tax treatment of a partner will generally depend on the status of the partner and the activities of the partnership. Partnerships holding Shares and partners in those partnerships are urged to consult their tax advisers about the particular U.S. federal income tax consequences of owning Shares.

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

Tax Treatment of the Trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

If the IRS were to disagree with, and successfully challenge, certain positions the Trust may take, including with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation Abandonment Notice to the Custodian, stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ZEN as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The remainder of this discussion is based on the assumption that the Trust will be treated as a grantor trust for U.S. federal income tax purposes.

Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets

Each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ZEN (and any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be significant uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of ZEN in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, a Trust will hold certain types of digital assets that are not within the scope of the Notice.

The remainder of this discussion assumes that ZEN, and any Incidental Rights or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

Shareholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital assets in general, including, in the case of shareholders that are generally exempt from U.S. federal income taxation, whether such shareholders may recognize “unrelated business taxable income” (“UBTI”) as a consequence of a fork, airdrop or similar occurrence.

Incidental Rights and IR Virtual Currency

It is possible that, in the future, the Trust will hold Incidental Rights and/or IR Virtual Currency that it receives in connection with its investment in ZEN. The uncertainties with respect to the treatment of digital assets for U.S. federal income tax purposes, described above, apply to Incidental Rights and IR Virtual Currency, as well as to ZEN. As described above, the Notice addressed only digital assets that are “convertible virtual currency,” defined as digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency. It is conceivable that certain IR Virtual Currency the Trust may receive in the future would not be within the scope of the Notice.

In general, it is expected that the Trust would receive Incidental Rights and IR Virtual Currency as a consequence of a fork, an airdrop or a similar occurrence related to its ownership of ZEN. As described above, the Ruling & FAQs include guidance to the effect that, under certain circumstances, forks (and, presumably, airdrops) of digital assets are taxable events giving rise to ordinary income, but there continues to be uncertainty with respect to the timing and amount of the income inclusions. The Trust’s receipt of Incidental Rights or IR Virtual Currency may give rise to other tax issues. The possibility that the Trust will receive Incidental Rights and/or IR Virtual Currency thus increases the uncertainties and risks with respect to the U.S. federal income tax consequences of an investment in Shares.

The Trust may distribute Incidental Rights or IR Virtual Currency, or cash from the sale of Incidental Rights or IR Virtual Currency, to the shareholders. Alternatively, the Trust may form a liquidating trust to which it contributes Incidental Rights or IR Virtual Currency and distribute interests in the liquidating trust to the shareholders. Any such distribution will not be a taxable event for a U.S. Holder (as defined below). A U.S. Holder’s tax basis in the Incidental Rights or IR Virtual Currency distributed, whether directly or through the medium of a liquidating trust, will be the same as the U.S. Holder’s tax basis in the distributed assets immediately prior to the distribution, and the U.S. Holder’s tax basis in its pro rata share of the Trust’s remaining assets will not include the amount of such basis. Immediately after any such distribution, the U.S. Holder’s holding period with respect to the distributed Incidental Rights or IR Virtual Currency will be the same as the U.S. Holder’s holding period with respect to the distributed assets immediately prior to the distribution. A subsequent sale of the distributed Incidental Rights or IR Virtual Currency will generally be a taxable event for a U.S. Holder.

For simplicity of presentation, the remainder of this discussion assumes that the Trust will hold only ZEN. However, the principles set forth in the discussion below apply to all of the assets that the Trust may hold at any time, including Incidental Rights and IR Virtual Currency, as well as ZEN. Without limiting the generality of the foregoing, each beneficial owner of Shares generally will be treated for U.S. federal income tax purposes as owning an undivided interest in any Incidental Rights and/or IR Virtual Currency held in the Trust, and any transfers or sales of Incidental Rights and/or IR Virtual Currency by the Trust (other than distributions by the Trust, as described in the preceding paragraph) will be taxable events to shareholders with respect to which shareholders will generally recognize gain or loss in a manner similar to the recognition of gain or loss on a taxable disposition of ZEN, as described below.

Tax Consequences to U.S. Holders

As used herein, the term “U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is:

•
an individual who is a citizen or resident of the United States for U.S. federal income tax purposes;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or of any political subdivision thereof; or
•
an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source.

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and either solely for cash or solely for ZEN that were originally acquired by the U.S. Holder for cash on the same date.

As discussed in the section entitled “Description of Creation of Shares,” a U.S. Holder may be able to acquire Shares of the Trust by contributing ZEN in-kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the ZEN held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the ZEN held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such ZEN will begin on the date of such purchase. When a U.S. Holder acquires Shares in exchange for ZEN, (i) the U.S. Holder’s initial tax basis in its pro rata share of the ZEN held in the Trust will be equal to the U.S. Holder’s tax basis in the ZEN that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such ZEN generally will include the period during which the U.S. Holder held the ZEN that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if a U.S. Holder that owns more than one lot of ZEN contributes a portion of its ZEN to the Trust in exchange for Shares, the U.S. Holder may designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which ZEN it is contributing and to substantiate its tax basis in those ZEN. In general, if a U.S. Holder acquires Shares (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of ZEN or (iii) in exchange for a contribution of ZEN with different tax bases, the U.S. Holder’s share of the Trust’s ZEN will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different. In addition, the IR Virtual Currency that the Trust acquires in a hard fork or airdrop that is treated as a taxable event will constitute a separate lot with a separate tax basis and holding period.

When the Trust transfers ZEN to the Sponsor as payment of the Sponsor’s Fee, or sells ZEN to fund payment of any Additional Trust Expenses, each U.S. Holder will be treated as having sold its pro rata share of those ZEN for their fair market value at that time (which, in the case of ZEN sold by the Trust, generally will be equal to the cash proceeds received by the Trust in respect thereof). As a result, each U.S. Holder will recognize gain or loss in an amount equal to the difference between (i) the fair market value of the U.S. Holder’s pro rata share of the ZEN transferred and (ii) the U.S. Holder’s tax basis for its pro rata share of the ZEN transferred. Any such gain or loss will be short-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the ZEN is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for its pro rata share of the ZEN is more than one year. A U.S. Holder’s tax basis in its pro rata share of any ZEN transferred by the Trust generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the ZEN held in the Trust immediately prior to the transfer by a fraction the numerator of which is the amount of ZEN transferred and the denominator of which is the total amount of ZEN held in the Trust immediately prior to the transfer. Immediately after the transfer, the U.S. Holder’s tax basis in its pro rata share of the ZEN remaining in the Trust will be equal to the tax basis of its pro rata share of the ZEN held in the Trust immediately prior to the transfer, less the portion of that tax basis allocable to its pro rata share of the ZEN transferred.

As noted above, the IRS has taken the position in the Ruling & FAQs that, under certain circumstances, a hard fork of a digital asset constitutes a taxable event giving rise to ordinary income, and it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income. Under the Ruling & FAQs, a U.S. Holder will have a basis in any IR Virtual Currency received in a fork or airdrop equal to the amount of income the U.S. Holder recognizes as a result of such fork or airdrop and the U.S. Holder’s holding period for such IR Virtual Currency will begin as of the time it recognizes such income.

U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, for taxable years beginning after December 31, 2017 and before January 1, 2026, a non-corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes. For taxable years beginning on or after January 1, 2026, a non-corporate U.S. Holder’s share of these expenses will be deductible for regular U.S. federal income tax purposes only to the extent that the U.S. Holder’s share of the expenses, when combined with other “miscellaneous itemized deductions,” exceeds 2% of the U.S. Holder’s adjusted gross income for the particular year, will not be deductible for U.S. federal alternative minimum tax purposes and will be subject to certain other limitations on deductibility.

On a sale or other disposition of Shares, a U.S. Holder will be treated as having sold the ZEN underlying such Shares. Accordingly, the U.S. Holder generally will recognize gain or loss in an amount equal to the difference between (i) the amount realized on the sale of the Shares and (ii) the portion of the U.S. Holder’s tax basis in its pro rata share of the ZEN held in the Trust that is attributable to the Shares that were sold or otherwise subject to a disposition. Such tax basis generally will be determined by multiplying the tax basis of the U.S. Holder’s pro rata share of all of the ZEN held in the Trust immediately prior to such sale or other disposition by a fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition (such fraction, expressed as a percentage, the “Share Percentage”). If the U.S. Holder’s share of the Trust’s ZEN consists of separate lots with separate tax bases and/or holding periods, the U.S. Holder will be treated as having sold the Share Percentage of each such lot. Gain or loss recognized by a U.S. Holder on a sale or other disposition of Shares will generally be short-term capital gain or loss if the U.S. Holder’s holding period for the ZEN underlying such Shares is one year or less and long-term capital gain or loss if the U.S. Holder’s holding period for the ZEN underlying such Shares is more than one year. The deductibility of capital losses is subject to significant limitations.

After any sale or other disposition of fewer than all of a U.S. Holder’s Shares, the U.S. Holder’s tax basis in its pro rata share of the ZEN held in the Trust immediately after the disposition will equal the tax basis in its pro rata share of the total amount of the ZEN held in the Trust immediately prior to the disposition, less the portion of that tax basis that is taken into account in determining the amount of gain or loss recognized by the U.S. Holder on the disposition.

Any brokerage or other transaction fee incurred by a U.S. Holder in purchasing Shares generally will be added to the U.S. Holder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee or other transaction fee incurred by a U.S. Holder in selling Shares generally will reduce the amount realized by the U.S. Holder with respect to the sale.

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt shareholder as a consequence of a hard fork, airdrop or similar occurrence would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

Tax Consequences to Non-U.S. Holders

As used herein, the term “non-U.S. Holder” means a beneficial owner of a Share for U.S. federal income tax purposes that is not a U.S. Holder. The term “non-U.S. Holder” does not include (i) a nonresident alien individual who is present in the United States for 183 days or more in a taxable year, (ii) a former U.S. citizen or U.S. resident or an entity that has expatriated from the United States; (iii) a person whose income in respect of Shares is effectively connected with the conduct of a trade or business in the United States; or (iv) an entity that is treated as a partnership for U.S. federal income tax purposes. Shareholders described in the preceding sentence should consult their tax advisers regarding the U.S. federal income tax consequences of owning Shares.

A non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to its share of any gain recognized on the Trust’s transfer of ZEN in payment of the Sponsor’s Fee or any Additional Trust Expense or on the Trust’s sale or other disposition of ZEN. In addition, assuming that the Trust holds no asset other than ZEN, a non-U.S. Holder generally will not be subject to U.S. federal income or withholding tax with respect to any gain it recognizes on a sale or other disposition of Shares. A non-U.S. Holder also will generally not be subject to U.S. federal income or withholding tax with respect to any distribution received from the Trust, whether in cash or in-kind.

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, it is likely that any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% from a non-U.S. Holder’s pro rata share of any such income, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights, IR Virtual Currency or proceeds from the disposition of Incidental Rights or IR Virtual Currency. A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any such income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury regulations.

Although the nature of the Incidental Rights and IR Virtual Currency that the Trust may hold in the future is uncertain, it is unlikely that any such asset would give rise to income that is treated as “effectively connected” with the conduct of a trade or business in the United States or that any income derived by a non-U.S. Holder from any such asset would otherwise be subject to U.S. income or withholding tax, except as discussed above in connection with the fork, airdrop or similar occurrence giving rise to Incidental Rights or IR Virtual Currency. There can, however, be no complete assurance in this regard.

In order to prevent the possible imposition of U.S. “backup” withholding and (if applicable) to qualify for a reduced rate of withholding tax at source under a treaty, a non-U.S. Holder must comply with certain certification requirements (generally, by delivering a properly executed IRS Form W-8BEN or W-8BEN-E to the relevant withholding agent).

U.S. Information Reporting and Backup Withholding

The Trust or the appropriate broker will file certain information returns with the IRS and provide shareholders with information regarding their annual income (if any) and expenses with respect to the Trust in accordance with applicable Treasury regulations.

A U.S. Holder will generally be subject to information reporting requirements and backup withholding unless (i) the U.S. Holder is a corporation or other exempt recipient or (ii) in the case of backup withholding, the U.S. Holder provides a correct taxpayer identification number and certifies that it is not subject to backup withholding. In order to avoid the information reporting and backup withholding requirements, a non-U.S. Holder may have to comply with certification procedures to establish that it is not a U.S. person. The amount of any backup withholding will be allowed as a credit against the shareholder’s U.S. federal income tax liability and may entitle the holder to a refund, provided that the required information is furnished to the IRS.

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed U.S. Treasury regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United

States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Treasury Department (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

ERISA and Related Considerations

The following section sets forth certain consequences under ERISA and the Code which a fiduciary of an “employee benefit plan” as defined in and subject to the fiduciary responsibility provisions of ERISA, or of a “plan” as defined in and subject to Section 4975 of the Code, who has investment discretion should consider before deciding to acquire Shares with plan assets (such “employee benefit plans” and “plans” being referred to herein as “Plans,” and such fiduciaries with investment discretion being referred to herein as “Plan Fiduciaries”). The following summary is not intended to be complete, but only to address certain questions under ERISA and the Code that are likely to be raised by the Plan Fiduciary’s own counsel.

* * *

In general, the terms “employee benefit plan” as defined in ERISA and “plan” as defined in Section 4975 of the Code together refer to any plan or account of various types which provides retirement benefits or welfare benefits to an individual or to an employer’s employees and their beneficiaries. Such plans and accounts include, but are not limited to, corporate pension and profit sharing plans, “simplified employee pension plans,” Keogh plans for self-employed individuals (including partners), individual retirement accounts described in Section 408 of the Code and medical benefit plans.

Each Plan Fiduciary must give appropriate consideration to the facts and circumstances that are relevant to an investment in the Trust, including the role an investment in the Trust plays in the Plan’s investment portfolio. Each Plan Fiduciary must be satisfied that investment in the Trust is a prudent investment for the Plan, that the investments of the Plan, including the investment in the Trust, are diversified so as to minimize the risks of large losses and that an investment in the Trust complies with the documents of the Plan and related trust and that an investment in the Trust does not give rise to a transaction prohibited by Section 406 of ERISA or Section 4975 of the Code.

Governmental plans, non-U.S. plans and certain church plans, while generally not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, may be subject to provisions under other U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to such provisions of ERISA or the Code. Fiduciaries of such plans should consider the consequences of an investment in the Trust under any such applicable similar laws or regulations before acquiring any Shares.

EACH PLAN FIDUCIARY CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

Restrictions on Investments by Benefit Plan Investors

ERISA and a regulation issued thereunder contain rules for determining when an investment by a Plan in an entity will result in the underlying assets of the entity being deemed assets of the Plan for purposes of ERISA and Section 4975 of the Code (i.e., “plan assets”). Those rules provide that the assets of an entity will not be deemed “plan assets” of a Plan that purchases an interest therein if the investment in the entity by all “benefit plan investors” is not “significant” or certain other exceptions apply. The term “benefit plan investors” includes all Plans (i.e., all “employee benefit plans” as defined in and subject to the fiduciary responsibility provisions of ERISA and all “plans” as defined in and subject to Section 4975 of the Code) and all entities that hold “plan assets” (each, a “Plan Assets Entity”) due to investments made in such entities by already described benefit plan investors. ERISA provides that a Plan Assets Entity is considered to hold plan assets only to the extent of the percentage of the Plan Assets Entity’s equity interests held by benefit plan investors. In addition, all or part of an investment made by an insurance company using assets from its general account may be treated as a benefit plan investor. Investments by benefit plan investors will be deemed not significant if benefit plan investors own, in the aggregate, less than 25% of the total value of each class of equity interests of the entity (determined by not including the investments of persons with discretionary authority or control over the assets of such entity, of any person who provides investment advice for a fee (direct or indirect) with respect to such assets, and “affiliates” (as defined in the regulations issued under ERISA) of such persons; provided, however, that under no circumstances are investments by benefit plan investors excluded from such calculation).

In order to avoid causing assets of the Trust to be “plan assets,” the Sponsor intends to restrict the aggregate investment by “benefit plan investors” to under 25% of the total value of the Shares of the Trust (not including the investments of the Trustee, the Sponsor, the distributor, any other person who provides investment advice for a fee (direct or indirect) with respect to the assets of the Trust, any other person who has discretionary authority or control over the assets of the Trust, and any entity (other than a benefit plan investor) that is directly or indirectly through one or more intermediaries controlling, controlled by or under common control with any of such entities (including a partnership or other entity for which the Sponsor is the general partner, managing member, investment adviser or provides investment advice), and each of the principals, officers, and employees of any of the foregoing entities who has the power to exercise a controlling influence over the management or policies of such entity or the Trust). Furthermore, because the 25% test is ongoing, it not only restricts additional investments by benefit plan investors, but also can cause the Sponsor to require that existing benefit plan investors redeem from the Trust in the event that other investors redeem their Shares. If rejection of subscriptions or such compulsory redemptions are necessary, as determined by the Sponsor, to avoid causing the assets of the Trust to be “plan assets,” the Sponsor will effect such rejections or redemptions in such manner as the Sponsor, in its sole discretion, determines.

Ineligible Purchasers

In general, Shares may not be purchased with the assets of a Plan if the Trustee, the Sponsor, the distributor, any placement agent, any of their respective affiliates or any of their respective employees either: (i) has investment discretion with respect to the investment of such Plan assets; (ii) has authority or responsibility to give or regularly gives investment advice with respect to such Plan assets, for a fee, and pursuant to an agreement or understanding that such advice will serve as a primary basis for investment decisions with respect to such Plan assets and that such advice will be based on the particular investment needs of the Plan; or (iii) is an employer maintaining or contributing to such Plan. A party that is described in clause (i) or (ii) of the preceding sentence is a fiduciary under ERISA and the Code with respect to the Plan, and any such purchase (as described in clause (i), (ii) or (iii)) could result in a “prohibited transaction” under ERISA and the Code.

Except as otherwise set forth, the foregoing statements regarding the consequences under ERISA and the Code of an investment in the Trust are based on the provisions of ERISA and the Code as currently in effect, and the existing administrative and judicial interpretations thereunder. No assurance can be given that administrative, judicial or legislative changes will not occur that may make the foregoing statements incorrect or incomplete.

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN, PLANS GENERALLY OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR PLANS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN SHOULD CONSULT WITH HIS OR HER OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN.

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. See “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

•
Extreme volatility of trading prices that many digital assets, including ZEN, have experienced in recent periods and may continue to experience, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value;
•
The medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
The value of the Shares is dependent on the acceptance of Digital Assets, such as ZEN, which represent a new and rapidly evolving industry;
•
Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets;
•
The value of the Shares relates directly to the value of ZEN held by the Trust, the value of which may be highly volatile and subject to fluctuations;

•
The unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
Risks related to the COVID-19 outbreak could negatively impact the value of the Trust’s holdings and significantly disrupt its operations;
•
The lack of an ongoing redemption program due to the holding period under Rule 144, and the Trust’s ability to halt creations from time to time, results in the lack of an arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price;
•
The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market;
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share;
•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares;
•
A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust;
•
Changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) could adversely impact the value of the Shares;
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares;
•
An Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
The Trust may be required to disclose information, including information relating to investors, to regulators;
•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust;
•
The Sponsor’s services may be discontinued, which could be detrimental to the Trust; and
•
The Sponsor relies on the Custodian and other third party service providers to perform certain functions essential to the affairs of the Trust and the need to replace such service providers could pose a challenge to the operations of the Trust.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including ZEN, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of ZEN, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ZEN, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices. These drawdowns notwithstanding, digital asset prices increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and to date in 2022. Similarly, ZEN experienced drawdowns in 2019, remained relatively stable through 2020, and then increased significantly in the first half of 2021. These increases were followed by steep drawdowns in the third and fourth quarters of 2021 and to date in 2022.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The Digital Asset Markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest Digital Asset Exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. Around the same time, approximately $300-600 million of digital assets were removed from FTX and it is unclear whether such removal was the result of a hack or other improper activity. In response to these events, the Digital Asset Markets have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the Digital Asset Markets. These events have also negatively impacted the liquidity of the Digital Asset Markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the Digital Asset Markets continues to be negatively impacted by these events, digital asset prices may continue to experience significant volatility and confidence in the Digital Asset Markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or on the digital asset industry as a whole.

Extreme volatility in the future, including further declines in the trading prices of ZEN, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of ZEN and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ZEN. For additional information that quantifies the volatility of ZEN prices, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ZEN Prices.”

Digital assets such as ZEN were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as ZEN were only introduced within the past decade, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks.
•
The loss or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network.
•
Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Horizen Network, would affect the ability to transfer digital assets, including ZEN, and, consequently, their value.
•
The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Horizen Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.
•
Governance of the Horizen Network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Horizen Network, which may stymie the Horizen Network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Horizen Network, especially long-term problems.
•
The foregoing notwithstanding, the Horizen Network’s protocol is informally managed by a group of core developers that propose amendments to the Horizen Network’s source code. The core developers evolve over time, largely based on self-determined participation. To the extent that a significant majority of users and miners adopt amendments to the Horizen Network, the Horizen Network will be subject to new protocols that may adversely affect the value of ZEN.
•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.
•
Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.
•
The open-source structure of many digital asset network protocols, such as the protocol for the Horizen Network, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. A failure to properly monitor and upgrade the protocol of the Horizen Network could damage that network.
•
Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying ZEN could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s ZEN, which would adversely affect the value of the Shares. Moreover, functionality of the Horizen Network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for ZEN. Even if another digital asset other than ZEN were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including ZEN, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ZEN.

The first digital asset, Bitcoin, was launched in 2009. ZEN launched in 2017. In general, digital asset networks, including the Horizen Network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
ZEN is only selectively accepted by retail and commercial outlets, and use of ZEN by consumers remains limited. Banks and other established financial institutions may refuse to process funds for ZEN transactions; process wire transfers to or from Digital Asset Exchanges, ZEN-related companies or service providers; or maintain accounts for persons or entities transacting in ZEN. As a result, the prices of ZEN are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept ZEN in the future. While the use of other digital assets, such as Bitcoin, to purchase goods and services from commercial or service businesses is developing, ZEN has not yet been accepted in the same manner due to its infancy and because ZEN has a slightly different purpose than Bitcoin.
•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as ZEN, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.
•
Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, such as the Horizen Network, and exchanges or businesses that facilitate transactions in ZEN may be at an increased risk of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.

•
Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Horizen Network.
•
ZEN’s primary advantage over other digital assets, its use in private on-chain transactions, has not been widely adopted even in the context of ZEN transactions. If ZEN’s privacy capabilities are not more widely utilized, it may struggle to compete with other digital assets.

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Horizen Network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Horizen Network is informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and sharding. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Sharding can increase the scalability of a database, such as a blockchain, by splitting the data processing responsibility among many nodes, allowing for parallel processing and validating of transactions.

In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of September 30, 2022. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, processing transactions at its capacity of approximately 7 transactions per second, which has led to increased transaction fees. Since January 1, 2019, Bitcoin transaction fees have increased from $0.18 per Bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of September 30, 2022, Bitcoin transaction fees stood at $1.14 per Bitcoin transaction, on average. As of September 30, 2022, Horizen Network transaction fees stood at $0.0014 per Horizen transaction, on average. While ZEN is intended to support a throughput of over 10,000 transactions per second, the Horizen Network currently processes approximately 12,000 transactions per day on average, or 0.14 transactions per second. The Bitcoin Network is able to process approximately 3 transactions per second. To the extent the Horizen Network experiences increased fees and decreased settlement speeds, it could preclude certain uses for ZEN (e.g., micropayments), and could reduce demand for, and the price of, ZEN, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Horizen Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital asset.

It is possible that other persons or entities control multiple wallets that collectively hold a significant number of ZEN, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Because of the privacy-preserving features of the Horizen Network, it is not possible to determine whether such concentration of ownership of ZEN exists. If there is any such concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ZEN.

If the digital asset award for mining blocks and transaction fees for recording transactions on the Horizen Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of ZEN and the value of the Shares.

If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Horizen Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expending processing power to mine blocks and the security of the Horizen Blockchain could be compromised. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in the processing power expended by miners on the Horizen Network could increase the likelihood of a malicious actor or botnet obtaining control. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Horizen Network, or otherwise obtains control over the Horizen Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Horizen Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”
•
Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Horizen Blockchain or a software upgrade automatically charges fees for all transactions on the Horizen Network, the cost of using ZEN may increase and the marketplace may be reluctant to accept ZEN as a means of payment. Miners may demand higher transaction fees for a variety of reasons, including to compensate for reductions in the reward received for validating a block as a result of portions of each block reward going to Secure Nodes (10%), Super Nodes (10%) and the Horizen Blockchain Foundation (20%), or as a result of the halving of ZEN creation every four years in accordance with the Horizen Network protocol.
•
Miners could also collude in an anti-competitive manner to reject low transaction fees on the Horizen Network and force users to pay higher fees, thus reducing the attractiveness of the Horizen Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Horizen Network, the value of ZEN and the value of the Shares.
•
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in mined blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Horizen Blockchain until a block is mined by a miner who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

In addition, in response to a double-spend attack in June 2018, the team behind ZEN has implemented mitigation procedures to make it more computationally and economically expensive to privately mine blocks and later introduce those blocks to the public Horizen Network as the valid Horizen Blockchain. If miners do not believe the transaction confirmation fees on the Horizen Network are adequate to compensate them for such increased computational difficulty and economic expense, they may demand higher transaction fees or cease recording transactions on the Horizen Network, which could result in a loss of confidence in the digital asset network and/or make it less attractive to users, any of which could have a material adverse effect on the value of ZEN and the value of the Shares of the Trust.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Horizen Network, or otherwise obtains control over the Horizen Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Horizen Network, it may be able to alter the Blockchain on which transactions in ZEN rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Horizen Network or the ZEN community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Horizen Network.

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attack resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million. Any similar attacks on the Horizen Network could negatively impact the value of ZEN and the value of the Shares.

Moreover, because of Horizen Network’s privacy-preserving features, certain mining pools have exceeded in the past, and may exceed now or in Horizen’s future, the 50% threshold on the Horizen Network. For example, on June 2, 2018, the Horizen Network was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen Network. The attack was the result of delayed submission of blocks to the Horizen Network. The team behind ZEN has implemented mitigation procedures to significantly increase the difficulty of attacks of this nature by introducing a penalty for delayed block submissions. The result is that it will become more computationally and economically expensive to privately mine blocks and later introduce those blocks to the public Horizen Network as the valid Horizen Blockchain. The failure of these or other mitigating steps, or any future attacks on the Horizen Network, could negatively impact the value of ZEN and the value of the Shares of the Trust.

A malicious actor may also obtain control over the Horizen Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the ZEN ecosystem does not grow, the possibility that a malicious actor may be able to obtain control of the processing power on the Horizen Network in this manner will remain heightened.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Horizen Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of ZEN adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Horizen Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of ZEN running in parallel, yet lacking interchangeability. For example, in August 2017, Bitcoin “forked” into Bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETC held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

In addition, many developers have previously initiated hard forks in the Bitcoin blockchain to launch new digital assets, such as Bitcoin Cash, Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond, as well as the Bitcoin Cash blockchain to launch a new digital asset, Bitcoin Satoshi’s Vision. To the extent such digital assets compete with Horizen, such competition could impact demand for ZEN and could adversely impact the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital assets that rely on proof-of-work more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of ZEN at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Horizen Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. For example, following the DAO hack in July 2016, holders of Ethereum voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ethereum rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined.

A clone may also adversely affect the price of ZEN at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the 20% block reward that is distributed to a group of Zcash founders, investors, employees and advisers. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network’s launch on October 28, 2016. In addition, in May 2017, a group of community members further forked the Zclassic protocol to develop a fully encrypted privacy platform with additional changes to the economic, governance and technical parameters of the network, which resulted in the Horizen Network. For the days following the date the Horizen Network was launched on May 23, 2017, the price of Zclassic fell from $4.06 on May 23, 2017 to $2.77 on May 27, 2017.

A future fork in or clone of the Horizen Network could adversely affect the value of the Shares or the ability of the Trust to operate.

Shareholders may not receive the benefits of any forks or airdrops.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset.

Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Trust, from any such Incidental Rights or IR Virtual Currency. For instance, the Custodian may not agree to provide access to the IR Virtual Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the IR Virtual Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in ZEN, or that the costs of taking possession and/or maintaining ownership of the IR Virtual Currency exceed the benefits of owning the IR Virtual Currency. Additionally, laws, regulation or other factors may prevent shareholders from benefitting from the Incidental Right or IR Virtual Currency even if there is a safe and practical way to custody and secure the IR Virtual Currency. For example, it may be illegal to sell or otherwise dispose of the Incidental Right or IR Virtual Currency, or there may not be a suitable market into which the Incidental Right or IR Virtual Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisers, that the Incidental Right or IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Shares, such Incidental Right or IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Incidental Right or IR Virtual Currency in a manner that would result in shareholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the various definitions of a “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

The Trust has informed the Custodian that it is irrevocably abandoning, as of any date on which the Trust creates Shares, any Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such date and with respect to which it has not taken any Affirmative Action at or prior to such date. In order to avert abandonment of an Incidental Right or IR Virtual Currency, the Trust will send a notice to the Custodian of its intention to retain such Incidental Right or IR Virtual Currency. The Sponsor intends to evaluate each future fork or airdrop on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants and Custodian. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. See “Item 1. Business—Incidental Rights and IR Virtual Currency.”

In the event of a hard fork of the Horizen Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Horizen Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Horizen Network, is generally accepted as the Horizen Network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ZEN, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Horizen Network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Reference Rate Provider on what is generally accepted as ZEN and should therefore be considered “ZEN” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

Any name change and any associated rebranding initiative by the core developers of ZEN may not be favorably received by the digital asset community, which could negatively impact the value of ZEN and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind Zen rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on ZEN. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of ZEN and the value of the Shares.

The cryptography used to enhance the privacy of transactions on the Horizen Network is new and could ultimately fail, or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEN may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ZEN and the value of the Shares.

The Horizen Network uses zk-SNARKs, which add additional layers of confidentiality to transactions on the Horizen Network by protecting the amount and the recipient in ZEN transactions. This cryptography is new and could ultimately fail, resulting in less privacy than believed or no privacy at all, and could adversely affect one’s ability to complete transactions on any such digital asset network or otherwise adversely interfere with the integrity of the relevant blockchain. For example, on February 5, 2019, the team behind Zcash, another zk-SNARKs-based protocol, announced that it discovered a vulnerability in zk-SNARKs that also existed on the Horizen Network and was subsequently patched on the Horizen Network in connection with a protocol upgrade in November 2018. The vulnerability was a counterfeiting vulnerability that could have allowed an attacker to exploit a flaw in the original zero-knowledge proof cryptography to act differently than intended and create fake ZEN on the Horizen Network without being detected. Although the privacy features prevent one from being certain no ZEN were counterfeited, the team behind Horizen found no evidence that counterfeiting occurred prior to the patch and believes the vulnerability has been fully remediated.

Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. Because of the privacy-enhancing features of the Horizen Network, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse the Horizen Network for such illicit purposes. As a result, businesses that facilitate transactions in ZEN may be at increased risk of potential criminal or civil lawsuits, or of having banking services cut off, if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In August 2019, for example, Coinbase UK delisted Zcash and in January 2021 Bittrex delisted Zcash as well as Monero and Dash, two other privacy-focused digital assets. Although neither exchange disclosed the reasons for such delisting and both exchanges subsequently relisted ZEC, it is believed that they were the result of the privacy-enhancing features of the digital assets, and there is a risk that digital asset exchanges may remove ZEN from their platforms as well. Other service providers of such businesses may also cut off services if there is a concern that the Horizen Network is being used to facilitate crime. Any of the aforementioned occurrences could adversely affect the price of ZEN, the attractiveness of the Horizen Network and an investment in the Shares of the Trust.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ZEN, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant or other similarly eligible financial institutions that are subject to federal and state licensing requirements and practices regarding AML and KYC regulations. When an Authorized Participant, or the Liquidity Provider on behalf of an Authorized Participant, sources ZEN in connection with the creation of the Shares or facilitates transactions in ZEN at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant and its Liquidity Provider follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant and the Liquidity Provider are registered broker-dealers and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA. In addition, the Liquidity Provider is a virtual currency entity licensed by the NYDFS, which additionally subjects it to AML obligations.

In accordance with its regulatory obligations, the Authorized Participant, or the Liquidity Provider on behalf of the Authorized Participant, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of its counterparty onboarding process, each of the Authorized Participant and the Liquidity Provider uses third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department Office of Foreign Assets Control (“OFAC”) and countries and territories identified as non-cooperative by the Financial Action Task Force. If the Sponsor, the Trust, the Authorized Participant or the Liquidity Provider were nevertheless to transact with such a sanctioned entity, the Sponsor, the Trust, the Authorized Participant and the Liquidity Provider would be at increased risk of potential criminal or civil lawsuits.

Risk Factors Related to the Digital Asset Markets

The value of the Shares relates directly to the value of ZEN, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the ZEN held by the Trust and fluctuations in the price of ZEN could adversely affect the value of the Shares. The market price of ZEN may be highly volatile, and subject to a number of factors, including:

•
An increase in the global ZEN supply;
•
Manipulative trading activity on Digital Asset Exchanges, which, in many cases, are largely unregulated;
•
The adoption of ZEN as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Horizen Network;
•
Forks in the Horizen Network;
•
Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or ZEN, and digital asset exchange rates;
•
Consumer preferences and perceptions of ZEN specifically and digital assets generally;
•
Fiat currency withdrawal and deposit policies on Digital Asset Exchanges;

•
The liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;
•
Investment and trading activities of large investors that invest directly or indirectly in ZEN;
•
A “short squeeze” resulting from speculation on the price of ZEN, if aggregate short exposure exceeds the number of Shares available for purchase;
•
An active derivatives market for ZEN or for digital assets generally;
•
Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of ZEN as a form of payment or the purchase of ZEN on the Digital Asset Markets;
•
Global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•
Fees associated with processing a ZEN transaction and the speed at which ZEN transactions are settled;
•
Interruptions in service from or closures or failures of major Digital Asset Exchanges;
•
Decreased confidence in Digital Asset Exchanges due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges;
•
Increased competition from other forms of digital assets or payment services; and
•
The Trust’s own acquisitions or dispositions of ZEN, since there is no limit on the number of ZEN that the Trust may acquire.

In addition, there is no assurance that ZEN will maintain its value in the long or intermediate term. In the event that the price of ZEN declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of a ZEN as represented by the Reference Rate Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of ZEN has resulted, and may continue to result, in speculation regarding future appreciation in the value of ZEN, inflating and making the Reference Rate Price more volatile. As a result, ZEN may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Reference Rate Price and could adversely affect the value of the Shares.

Due to the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, they may experience fraud, business failures, security failures or operational problems, which may adversely affect the value of ZEN and, consequently, the value of the Shares.

Digital Asset Exchanges are relatively new and, in many ways, unregulated. While many prominent Digital Asset Exchanges provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many Digital Asset Exchanges do not provide this information. Furthermore, while Digital Asset Exchanges are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Exchanges do not appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Exchanges, including prominent exchanges that handle a significant volume of ZEN trading.

Many Digital Asset Exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these Digital Asset Exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80-95% of Bitcoin trading volume on Digital Asset Exchanges was false or non-economic in nature, with specific focus on unlicensed exchanges located outside of the United States. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ZEN and/or negatively affect the market perception of ZEN.

In addition, over the past several years, some Digital Asset Exchanges have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such Digital Asset Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Exchanges. While smaller Digital Asset Exchanges are less likely to have the infrastructure and capitalization that make larger Digital Asset Exchanges more stable, larger Digital Asset Exchanges are more likely to be appealing targets for hackers and malware and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest Digital Asset Exchanges could be subject to abrupt failure with consequences for both users of Digital Asset Exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex, a large Digital Asset Exchange. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian Digital Asset Exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Digital Asset Exchanges, Binance, was hacked, resulting in losses of approximately $40 million. In addition, in November 2022, FTX, another of the world’s largest Digital Asset Exchanges, filed for bankruptcy protection and shortly thereafter approximately $300-600 million of the exchange’s assets were subsequently removed. Details and events surrounding the failure and removal are developing and it is unclear whether such removal was the result of a hack or other improper activity.

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and the closure or temporary shutdown of Digital Asset Exchanges due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Horizen Network and result in greater volatility in the prices of ZEN. Furthermore, the closure or temporary shutdown of a Digital Asset Exchange used in calculating the Reference Rate Price may result in a loss of confidence in the Trust’s ability to determine its Digital Asset Holdings on a daily basis. These potential consequences of such a Digital Asset Exchange’s failure could adversely affect the value of the Shares.

The Reference Rate has a limited history and a failure of the Reference Rate Price could adversely affect the value of the Shares.

The Reference Rate has a limited history and the Reference Rate Price is an average composite reference rate calculated using volume-weighted trading price data from various Digital Asset Exchanges chosen by the Reference Rate Provider. The Digital Asset Exchanges chosen by the Reference Rate Provider have also changed over time. On April 1, 2022, the Reference Rate Provider added Coinbase Pro to the Reference Rate as part of its scheduled quarterly review. The Reference Rate Provider may remove or add Digital Asset Exchanges to the Reference Rate in the future at its discretion. For more information on the inclusion criteria for Digital Asset Exchanges in the Reference Rate, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the constituent Digital Asset Exchanges of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended September 30, 2022, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Reference Rate and the Reference Rate Price was 15.34% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Reference Rate and the Reference Rate Price was 13.61%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Reference Rate and the Reference Rate Price was 0.37%. All Digital Asset Exchanges that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN, which could adversely affect the value of the Shares.

The Reference Rate Price used to calculate the value of the Trust’s ZEN may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Reference Rate Price and Share trading prices, adversely affecting the value of the Shares.

The price of ZEN on public Digital Asset Exchanges has a very limited history, and during this history, ZEN prices on the Digital Asset Markets more generally, and on Digital Asset Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Reference Rate is designed to limit exposure to the interruption of individual Digital Asset

Exchanges, the Reference Rate Price, and the price of ZEN generally, remains subject to volatility experienced by Digital Asset Exchanges, and such volatility could adversely affect the value of the Shares. For example, since the beginning of the Trust’s operations, the Reference Rate Price ranged from $3.28 to $152.74, with the straight average being $27.59 through September 30, 2022. In addition, for the year ended September 30, 2022, the Reference Rate Price ranged from $12.84 to $123.59. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Exchanges individually or as a group. The price of ZEN more generally has experienced volatility similar to the Reference Rate Price during these periods. For additional information on movement of the Reference Rate Price and the price of ZEN, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ZEN Prices.”

Furthermore, because the number of Digital Asset Exchanges is limited, the Reference Rate will necessarily be composed of a limited number of Digital Asset Exchanges. If a Digital Asset Exchange were subjected to regulatory, volatility or other pricing issues, the Reference Rate Provider would have limited ability to remove such Digital Asset Exchange from the Reference Rate, which could skew the price of ZEN as represented by the Reference Rate. Trading on a limited number of Digital Asset Exchanges may result in less favorable prices and decreased liquidity of ZEN and, therefore, could have an adverse effect on the value of the Shares.

Purchasing activity associated with acquiring ZEN required for the creation of Baskets may increase the market price of ZEN on the Digital Asset Markets, which will result in higher prices for the Shares. Increases in the market price of ZEN may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of ZEN that may result from increased purchasing activity of ZEN connected with the issuance of Baskets. Consequently, the market price of ZEN may decline immediately after Baskets are created. Decreases in the market price of ZEN may also occur as a result of sales in Secondary Markets by other market participants. If the Reference Rate Price declines, the value of the Shares will generally also decline.

Competition from the emergence or growth of other digital assets or methods of investing in ZEN could have a negative impact on the price of ZEN and adversely affect the value of the Shares.

As of September 30, 2022, ZEN was the 137th largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of September 30, 2022, there were over 21,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately $940.3 billion (including the approximately $181.6 million market cap of ZEN), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Horizen Network. ZEN faces competition from a wide range of digital assets. For example, Monero, Dash and Zcash are all focused on enhancing privacy. In addition, ZEN is currently supported by fewer exchanges than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, ZEN and thereby adversely affect the value of the Shares.

Investors may invest in ZEN through means other than the Shares, including through direct investments in ZEN and other potential financial vehicles, possibly including securities backed by or linked to ZEN and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ZEN directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ZEN are formed and represent a significant proportion of the demand for ZEN, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ZEN, could negatively affect the Reference Rate Price, the Digital Asset Holdings, the value of the Shares, the NAV and the NAV per Share. Moreover, any reduced demand for Shares of the Trust may cause the Shares of the Trust to trade at a discount to the Digital Asset Holdings per Share.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew the Sponsor’s application with the SEC to list an affiliate of the Trust, Grayscale Bitcoin Trust (BTC), on a national securities exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests are not approved by the SEC and further requests are ultimately denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

The Trust faces risks related to the COVID-19 outbreak, which could negatively impact the value of the Trust’s holdings and significantly disrupt its affairs.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as SARS-CoV-19 (“COVID-19”) was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. COVID-19 has had and will likely continue to have serious adverse effects on the economies and financial markets of many countries, resulting in an economic downturn that may adversely affect demand for digital assets generally and impact the value of, and demand for, the digital assets held by the Trust. Although the duration and magnitude of the impact of the COVID-19 outbreak or the occurrence of other epidemics or pandemics on the digital assets held by the Trust remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and travel and business restrictions have resulted in, and will continue to result in, increased volatility and uncertainty in economies and financial markets of many countries, which may include the Digital Asset Markets. For example, digital asset prices, including ZEN, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak. Governmental authorities and regulators throughout the world have, in the past, responded to major economic disruptions with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of ZEN and the value of the Shares.

In addition, the COVID-19 pandemic has disrupted the operations of many businesses. In response to the COVID-19 pandemic, the Sponsor has made certain adjustments to its operations, including moving all of its employees to a remote working situation as of March 31, 2020.While the operations of the Sponsor and the Trust have not been materially impacted as of the date hereof, there can be no assurance that further developments with respect to the COVID-19 pandemic will not have such an impact. Moreover, the Trust relies on third party service providers to perform certain functions essential to managing the affairs of the Trust. Any disruptions to the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs could have an adverse impact on the Trust’s ability to access critical services and would be disruptive to the affairs of the Trust. The COVID-19 outbreak or a similar pandemic could also cause disruption to Digital Asset Markets, including the closure of Digital Asset Exchanges, which could impact the price of ZEN and impact the Reference Rate or the Reference Rate Provider’s operations, all of which could have a negative impact on the Trust.

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share.

Shares purchased in the private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of ZEN to keep the value of the Shares closely linked to the Reference Rate Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s Digital Asset Holdings per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s Digital Asset Holdings per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the Digital Asset Holdings per Share due to these factors, among others, and has historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share.

The Shares may trade at a price that is at, above or below the Trust’s Digital Asset Holdings per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Exchange Market.

The Trust’s Digital Asset Holdings per Share will fluctuate with changes in the market value of ZEN, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s Digital Asset Holdings per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Trust’s Digital Asset Holdings per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Exchange Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Exchanges are open, significant changes in the price of ZEN on the Digital Asset Exchange Market could result in a difference in performance between the value of ZEN as measured by the Reference Rate and the most recent Digital Asset Holdings per Share or closing trading price. For example, if the price of ZEN on the Digital Asset Exchange Market, and the value of ZEN as measured by the Reference Rate, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of ZEN on the Digital Asset Exchange Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Exchanges (or a substantial number of smaller Digital Asset Exchanges) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s Digital Asset Holdings per Share.

Historically, the Shares have traded at both premiums and discounts to the Digital Asset Holdings per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From October 19, 2021 to September 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 127% and the average premium was 25%. Moreover, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 175 days. From October 19, 2021 to September 30, 2022, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust's Digital Asset Holdings per share was 38%, and the average discount was 15%. As of September 30, 2022, the Trust’s Shares were quoted on OTCQX at a discount of 10% to the Trust’s Digital Asset Holdings per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Digital Asset Holdings per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the Digital Asset Holdings per Share increases because the decrease in any premium or increase in any discount may offset any increase in the Digital Asset Holdings per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid to the Sponsor in ZEN. See “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings—Disposition of ZEN, Incidental Rights and/or IR Virtual Currency” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells ZEN in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ZEN.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ZEN and the Digital Asset Exchanges included in the Reference Rate that may have an adverse effect on the value of the Shares. These factors include the following factors:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of ZEN have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Digital Asset Account, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Horizen Network may increase the potential for ZEN to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or the protections afforded by the CEA.

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies from engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The restrictions on transfer and redemption may result in losses on the value of the Shares.

Shares purchased in the private placement may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “Item 1. Business—Description of the Shares—Transfer Restrictions” for more information.

At this time the Sponsor is not accepting redemption requests from shareholders. Therefore, unless the Trust is permitted to, and does, establish a Share redemption program, shareholders will be unable to (or could be significantly impeded in attempting to) sell or otherwise liquidate investments in the Shares, which could have a material adverse impact on demand for the Shares and their value.

Affiliates of the Trust previously entered into a settlement agreement with the SEC concerning the operation of one such affiliate’s former redemption programs.

On April 1, 2014, Grayscale Bitcoin Trust (BTC), an affiliate of the Trust, launched a program pursuant to which its shareholders could request redemptions from Genesis, an affiliate of the Trust and the sole Authorized Participant of Grayscale Bitcoin Trust (BTC) at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust (BTC)’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust (BTC) was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust (BTC) entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79. The Trust currently has no intention of seeking an exemption from the SEC under Regulation M in order to instate a redemption program.

There is no guarantee that an active trading market for the Shares will continue to develop.

The Shares are qualified for public trading on OTCQX and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop. In addition, OTCQX can halt the trading of the

Shares for a variety of reasons. To the extent that OTCQX halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected.

We also intend to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. During 2016 and 2017, NYSE Arca and other exchanges filed several requests with the SEC to list the shares of digital asset funds, including the shares of Grayscale Bitcoin Trust (BTC). After the SEC issued disapprovals for a number of these requests, NYSE Arca withdrew its request relating to the shares of Grayscale Bitcoin Trust (BTC). Although the SEC approved several futures-based Bitcoin ETFs in October 2021, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were recently denied by the SEC in 2021 and to date in 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. As such, there is no guarantee that we will be successful in listing the Shares on NYSE Arca even once we decide to do so.

The Trust’s investments in ZEN may be illiquid.

It may be difficult or impossible for the Trust to sell ZEN. Any such illiquidity may impact the Trust’s ability to sell ZEN, even under circumstances when the Sponsor believes it would be advantageous to do so. Digital assets are also often difficult to value and market prices for digital assets have experienced significant volatility in comparison to more liquid investments in other asset classes, such as equities, which could adversely affect the price at which the Trust is able to sell ZEN, if it is able to do so at all.

As the Sponsor and its management have limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The past performances of the Sponsor’s management in other investment vehicles, including their experiences in the digital asset and venture capital industries, are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Furthermore, the Sponsor is currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the Sponsor or its reputation, it could have an adverse impact on the Sponsor’s ability to continue to serve as Sponsor for the Trust.

Security threats to the Digital Asset Account could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s ZEN held in the Digital Asset Account will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s ZEN and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s ZEN may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or “cold storage”, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s ZEN. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to a Digital Asset Account, the relevant private keys (and therefore ZEN) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor or the Custodian to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of a Digital Asset Account could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

ZEN transactions are irrevocable and stolen or incorrectly transferred ZEN may be irretrievable. As a result, any incorrectly executed ZEN transactions could adversely affect the value of the Shares.

ZEN transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been verified and recorded in a block that is added to the Blockchain, an incorrect transfer or theft of ZEN generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of ZEN will regularly be made to or from the Digital Asset Account, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s ZEN could be transferred from the Trust’s Digital Asset Account in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese Digital Asset Exchange Huobi announced that it had sent approximately 900 Bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s ZEN through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred ZEN. The Trust will also be unable to convert or recover its ZEN transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The Trust relies on third party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participant and other third party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant relies on the Liquidity Provider to source ZEN in connection with the creation of Shares. Any disruptions to such service providers’ business operations, including those resulting from business failures, security failures, government mandated regulation or operational problems, could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust. Moreover, the Sponsor could decide, or may be required, to replace a service provider to the Trust, or the Authorized Participant may decide, or be required, to replace the Liquidity Provider. If the Sponsor and/or the Authorized Participant is required to replace any such service provider, they may not be able to find a party willing to serve in such capacity in a timely manner, on favorable terms or at all, which could adversely affect the value of the Shares.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s ZEN, transferring maintenance responsibilities of the Digital Asset Account to another party will likely be complex and could subject the Trust’s ZEN to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. In addition, the Sponsor may not be able to find a party willing to serve as the custodian under the same terms as the current Custodian Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ZEN. In addition, if the Sponsor decides, or is required, to replace the Authorized Participant and/or if the Authorized Participant decides, or is required, to replace the Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

The lack of full insurance and shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Transfer Agent and Custodian expose the Trust and its shareholders to the risk of loss of the Trust’s ZEN for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s ZEN. While the Custodian has advised the Sponsor that it has insurance coverage of up to $320 million that covers losses of the digital assets it custodies on behalf of its clients, including the Trust’s ZEN, resulting from theft, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s ZEN. While the Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets.

Furthermore, under the Custodian Agreement, the Custodian’s liability with respect to the Trust will never exceed the value of the ZEN on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds ZEN with a value in excess of the Cold Storage Threshold for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of ZEN deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of ZEN deposited in each cold storage address on business days. The Custodian is not liable for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages. Notwithstanding the foregoing, the Custodian is liable to the Sponsor and the Trust for the loss of any ZEN to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement, even if the Custodian meets its duty of exercising best efforts, and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost ZEN. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including those relating to the provision of instructions relating to the movement of ZEN, is limited. Consequently, a loss may be suffered with respect to the Trust’s ZEN that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the shareholders, under New York law, is limited.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if the SEC or a federal court were to determine that ZEN is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—The Trustee—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of ZEN is lower than the Reference Rate Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s ZEN is sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—The Trustee—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

The Trust Agreement includes provisions that limit shareholders’ voting rights and restrict shareholders’ right to bring a derivative action.

Under the Trust Agreement, shareholders have limited voting rights and the Trust will not have regular shareholder meetings. Shareholders take no part in the management or control of the Trust. Accordingly, shareholders do not have the right to authorize actions, appoint service providers or take other actions as may be taken by shareholders of other trusts or companies where shares carry such rights. The shareholders’ limited voting rights give almost all control under the Trust Agreement to the Sponsor and the Trustee. The Sponsor may take actions in the operation of the Trust that may be adverse to the interests of shareholders and may adversely affect the value of the Shares.

Moreover, pursuant to the terms of the Trust Agreement, shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

Due to this additional requirement, a shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other shareholders with which it is not affiliated and that have sufficient Shares to meet the 10.0% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. This may be difficult and may result in increased costs to a shareholder attempting to seek redress in the name of the Trust in court. Moreover, if shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10.0% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such shareholders are unable to maintain Share ownership meeting the 10.0% threshold throughout the duration of the action, suit or proceeding, such shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Fiduciary and Regulatory Duties of the Sponsor” for more detail.

The Sponsor is solely responsible for determining the value of the Digital Asset Holdings and Digital Asset Holdings per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Reference Rate Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Reference Rate does not reflect an accurate ZEN price, then the Sponsor will employ an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price— Determination of the Reference Rate Price When Reference Rate Price is Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. The Sponsor may calculate the Reference Rate Price in a manner that ultimately inaccurately reflects the price of ZEN. To the extent that the Digital Asset Holdings, Digital Asset Holdings per Share or the Reference Rate Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Reference Rate Price used to calculate the Digital Asset Holdings and Digital Asset Holdings per Share of the Trust. Any such change in the Reference Rate Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of ZEN.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell ZEN, Incidental Rights and/or IR Virtual Currency held by the Trust or (ii) deliver ZEN, Incidental Rights and/or IR Virtual Currency in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of ZEN, Incidental Rights or IR Virtual Currency at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•
The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of ZEN, Incidental Rights or IR Virtual Currency. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s ZEN, Incidental Rights or IR Virtual Currency may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.
•
Because the Trust does not generate any income, every time that the Trust pays expenses, it will deliver ZEN, Incidental Rights or IR Virtual Currency to the Sponsor or sell ZEN, Incidental Rights or IR Virtual Currency. Any sales of the Trust’s assets in connection with the payment of expenses will decrease the amount of the Trust’s assets represented by each Share each time its assets are sold or transferred to the Sponsor.
•
Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEN, Incidental Rights or IR Virtual Currency by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

The Trust’s delivery or sale of ZEN to pay expenses or other operations of the Trust could result in shareholders’ incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of ZEN by the Trust to pay the Sponsor’s Fee or other expenses and each sale of ZEN by the Trust to pay Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent or the Custodian under the Trust Documents.

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Digital Asset Holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding ZEN, Incidental Rights or IR Virtual Currency. However, third parties may assert intellectual property rights claims relating to the operation of the Trust and the mechanics instituted for the investment in, holding of and transfer of ZEN, Incidental Rights or IR Virtual Currency. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its ZEN, Incidental Rights or IR Virtual Currency. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its ZEN, Incidental Rights or IR Virtual Currency. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of the Trust and the Shares

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, The Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ZEN in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. It is difficult to predict whether President Biden’s March 9, 2022 Executive Order will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of Digital Asset Markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and ZEN held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, including the Horizen

Network. These features, including those adopted by the Horizen Network, or which may be introduced on the Horizen Network in the future, may provide law enforcement agencies with less visibility into transaction- level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. Notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. Although no regulatory action has been taken to treat privacy-enhancing digital assets like ZEN differently, this may change in the future.

A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

Whether a digital asset is a security under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

As part of determining whether ZEN is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ZEN with its external securities lawyers, and has received a memorandum regarding the status of ZEN under the federal securities laws from its external securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ZEN is not a security in light of the uncertainties inherent in the Howey and Reves tests. The Sponsor has been contacted by staff from the SEC’s Divisions of Corporation Finance and Enforcement concerning the Sponsor’s securities law analysis of ZEN. The Sponsor is in the process of responding to the SEC staff. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that ZEN may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with ZEN, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the Internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is scant, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law status of ZEN or any other particular digital asset.

If the Sponsor determines that ZEN is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination, the Sponsor does not intend to permit the Trust to continue holding ZEN in violation of the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ZEN is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ZEN could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that ZEN is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of ZEN, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars.

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s issuer underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

In addition, if ZEN is determined to be a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. If the SEC or a federal court were to determine that ZEN is a security, it is likely that the value of the Shares of the Trust would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In particular, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund (“ETF”). If the SEC were to approve any such ETF in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new and does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of ZEN and therefore the value of the Shares.

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on digital asset networks (including the Horizen Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. See “Item 1. Business—Overview of the ZEN Industry and Market—Government Oversight.”

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of ZEN. Moreover, other events, such as the interruption in telecommunications or Internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The Sponsor has not observed any material impact on the price or trading volume of ZEN relative to the price and trading volume of other digital assets such as Bitcoin and Ethereum as a result of Russia’s invasion of Ukraine on February 24, 2022 and the subsequent, ongoing conflict between the two nations. However, the effect of any future regulatory change or other events on the Trust or ZEN is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect the Horizen Network and the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of September 30, 2022, over 263 million tera hashes are performed every second in connection with mining on the Bitcoin network. As of September 30, 2022, approximately 1.6 giga hashes are performed every second in connection with validating on the Horizen Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Horizen Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Horizen Network by making it easier for a malicious actor or botnet to manipulate the Blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Horizen Network, or otherwise obtains control over the Horizen Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.” If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a digital asset network, including the Horizen Network, and consequently adversely impact the value of the Shares.

If regulators subject an Authorized Participant, the Trust or the Sponsor to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decided to seek the required licenses, there is no guarantee that they will timely receive them. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to discontinue and wind up the Trust. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares, and termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the shareholders.

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of, the Shares.

Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ZEN is treated. In particular, ZEN may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ZEN under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that ZEN is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ZEN at a time that is disadvantageous to shareholders.

To the extent that ZEN is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ZEN at a time that is disadvantageous to shareholders.

The treatment of the Trust for U.S. federal income tax purposes is uncertain.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

If the IRS were to disagree with, and successfully challenge certain positions the Trust may take, including with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation Abandonment Notice to the Custodian stating that the Trust is irrevocably abandoning, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ZEN as of any date on which it creates Shares, it would likely cease to qualify as a grantor trust for U.S. federal income tax purposes.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar occurrences. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed below in “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Certain U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets” below, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ZEN (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of ZEN. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital assets that are not within the scope of the Notice.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as ZEN, are uncertain, and it is unclear what guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of ZEN in the Digital Asset Markets, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital assets for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. However, it is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future.

The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital assets for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat currency. If a foreign jurisdiction with a significant share of the market of ZEN users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat currency, such actions could result in decreased demand for ZEN in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of ZEN in the Digital Asset Markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. tax-exempt shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares.

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Certain U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency.

Risk Factors Related to Potential Conflicts of Interest

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, including the Reference Rate Provider and the Authorized Participants, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

•
The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;
•
The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;
•
The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;
•
The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;
•
The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

•
Affiliates of the Sponsor have substantial direct investments in ZEN that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the Reference Rate Price and, in turn, the value of the Shares;
•
There is an absence of arm’s-length negotiation with respect to certain terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust;
•
The Sponsor’s parent company, Digital Currency Group, Inc. (“DCG”), and Barry E. Silbert, who in his capacity as Chief Executive Officer of DCG has voting and dispositive power over the securities held by such entity, together hold a majority of the Shares representing ownership in the Trust, and the interests of such majority owners may conflict with the interests of the Trust’s other shareholders. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG of up to $10 million worth of Shares of the Trust. As of September 30, 2022, DCG has purchased a total of $0.01 million worth of Shares of the Trust pursuant to this authorization. In the event DCG chooses to purchase additional Shares of the Trust, such purchase would further increase DCG’s and Mr. Silbert’s majority ownership interest in the Trust;
•
Several employees of the Sponsor and the Sponsor’s parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, the Authorized Participant’s only Liquidity Provider as of the date of this Annual Report, (ii) the indirect parent company of the Reference Rate Provider and of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report; and (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Reference Rate and the Trust’s principal market, and which is the parent company of the Custodian, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. DCG’s positions on changes that should be adopted in the Horizen Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Horizen Network, DCG’s position regarding which fork among a group of incompatible forks of the Horizen Network should be considered the “true” Horizen Network could be adverse to positions that would most benefit the Trust;
•
DCG has been vocal in the past about its support for digital assets other than ZEN. Any investments in, or public positions taken on, digital assets other than ZEN by DCG could have an adverse impact on the price of ZEN;
•
The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;
•
The Sponsor and Grayscale Securities, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
The Sponsor and Genesis, which currently acts as sole Liquidity Provider to the Authorized Participant, and previously served as an Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
While the Reference Rate Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future, which could include Genesis; and
•
The Sponsor may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, and such agent may be the Sponsor or an affiliate of the Sponsor.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, Authorized Participants, Liquidity Providers, the Reference Rate Provider, the Trust and others, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Because the Sponsor and the Trust’s sole Authorized Participant are affiliated with each other, the Trust’s Baskets will not be exchanged for ZEN in arm’s-length transactions.

The Sponsor is the parent company of Grayscale Securities, LLC, a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Trust issues Creation Baskets in exchange for deposits of ZEN. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Grayscale Securities is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

While additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor, the Sponsor may be disincentivized from replacing affiliated service providers due to its affiliated status. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates that are greater or less than the rate paid by the Trust. The Sponsor may have an incentive to resolve questions between Grayscale Securities, on the one hand, and the Trust and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount).

The Reference Rate Provider is an affiliate of the Sponsor and the Trust.

On December 31, 2020, CoinDesk, Inc., an affiliate of the Sponsor and a wholly owned subsidiary of DCG, acquired CoinDesk Indices, Inc., the Reference Rate Provider. As a result of this acquisition, the Reference Rate Provider is a wholly owned subsidiary of CoinDesk, Inc., which is a wholly owned subsidiary of DCG. The Reference Rate Provider publishes the Reference Rate and the Reference Rate Price, which are used by the Sponsor to calculate the Digital Asset Holdings of the Trust. The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the Digital Asset Holdings Fee Basis Amount, which is based on the Digital Asset Holdings of the Trust, and is paid in ZEN. The number of ZEN that accrues each day as the Sponsor’s Fee is determined by reference to the Reference Rate Price published by the Reference Rate Provider.

The Reference Rate Provider selects the exchanges that are included in the Reference Rate. If the Sponsor determines in good faith that the Reference Rate does not reflect an accurate ZEN price, then the Sponsor will employ an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable.” There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply and the Sponsor may make this determination in its sole discretion. Because such a determination could reflect negatively upon the Reference Rate Provider, lead to a decrease in the Reference Rate Provider’s revenue or otherwise adversely affect the Reference Rate Provider, and because of their affiliation, the Reference Rate Provider may be incentivized to resolve any questions regarding, or changes to, the manner in which the Reference Rate is constructed and in which the Reference Rate Price is calculated in a way that favors the Sponsor.

In addition, although the Reference Rate does not currently include data from over-the-counter markets or derivatives platforms, the Reference Rate Provider may decide to include pricing from such markets or platforms in the future, which could include data from Genesis. Any impact on the accuracy or perceived accuracy of the Reference Rate Price could have a negative impact on the value of the Shares.

DCG is a minority interest holder in Coinbase, Inc., one of the Digital Asset Exchanges included in the Reference Rate Price.

DCG, the sole member and parent company of the Sponsor, holds a minority interest of less than 1.0% in Coinbase, Inc., which operates Coinbase Pro. The Sponsor values its digital assets by reference to the Reference Rate Price. The Reference Rate Price is the price in U.S. dollars of a ZEN derived from the Digital Asset Exchanges that are reflected in the Reference Rate developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Coinbase Pro is one of such Digital Asset Exchanges included in the Reference Rate.

Although DCG does not exercise control over Coinbase Pro, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Exchange in a way that benefits DCG, for example by artificially inflating the values of ZEN in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

DCG holds a minority interest in the parent company of the Custodian, which could lead DCG to cause the Sponsor to take actions that favor the Custodian’s interests over the Trust’s interests.

Coinbase, Inc. is also the parent company of the Custodian, Coinbase Custody Trust Company, LLC. The Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding the ZEN and Incidental Rights and/or IR Virtual Currency held by the Trust, and holding the private keys that provide access to the Trust’s digital wallets and vaults. DCG’s minority interest of less than 1.0% in the parent company of the Custodian may present risks to shareholders to the extent DCG causes the Sponsor to favor the Custodian’s interests over the interests of the Trust or its shareholders with respect to, for example, fees charged and the quality of service provided by the Custodian. Similarly, it is possible that investors could have concerns that DCG’s interest in Coinbase, Inc. could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its ZEN.

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—The Sponsor.”

Although the Custodian is a fiduciary with respect to the Trust’s assets, it could resign or be removed by the Sponsor, which would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act of 1940, as amended, and is licensed to custody the Trust’s ZEN in trust on the Trust’s behalf. However, during the initial term, the Custodian may terminate the Custodian Agreement for Cause (as defined in “Description of the Custodian Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Custodian Agreement. If the Custodian resigns or is removed without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

Shareholders may be adversely affected by the lack of independent advisers representing investors in the Trust.

The Sponsor has consulted with counsel, accountants and other advisers regarding the formation and operation of the Trust. No counsel was appointed to represent investors in connection with the formation of the Trust or the establishment of the terms of the Trust Agreement and the Shares. Moreover, no counsel has been appointed to represent an investor in connection with the offering of the Shares. Accordingly, an investor should consult his, her or its own legal, tax and financial advisers regarding the desirability of the value of the Shares. Lack of such consultation may lead to an undesirable investment decision with respect to investment in the Shares.

An affiliate of the Sponsor is a leading online news publication and data provider in the digital asset industry whose publications could influence trading prices and demand for ZEN.

Both the Sponsor and CoinDesk are subsidiaries of DCG. CoinDesk is a leading news publication and data provider, which plays a large role in aggregating, creating and disseminating news and other editorial content across the global digital asset industry. Although CoinDesk’s policy is to shield its editorial operations from DCG’s control, it is possible that CoinDesk’s news coverage could influence trading prices and demand for digital assets, including ZEN, and it is also possible that consumers of CoinDesk content may not appreciate that CoinDesk’s owner has substantial financial interests in digital assets, despite information to that effect on CoinDesk’s website. As a result, some consumers of CoinDesk’s content may place greater weight on such content than they would if they were aware of DCG’s ownership stake, and this could cause the trading prices of digital assets, including ZEN, to be higher than they would be otherwise.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

None.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to October 3, 2022, and for the periods covered by this report, Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust and has engaged Genesis as a Liquidity Provider to source ZEN on its behalf in connection with the creation of Shares. The Shares are quoted on OTCQX under the ticker symbol “HZEN.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of September 30, 2022, there were approximately 26 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of September 30, 2022, the Registrant has distributed 6,838,000 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 666,351.02062050 ZEN. During the year ended September 30, 2022, the Registrant did not distribute any Shares. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, Genesis, the Authorized Participant facilitating the creation of Shares and as distributor and marketer during this period, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by Digital Currency Group, Inc. (“DCG”), the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2022:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2022 - July 31, 2022	-	$-	-	$9.99
August 1, 2022 - August 31, 2022	-	-	-	9.99
September 1, 2022 - September 30, 2022	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the board of the sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2022, DCG purchased a total of $0.01 million worth of Shares of the Trust under this authorization.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ZEN and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ZEN. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of ZEN held by the Trust, determined by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in ZEN, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEN. The Trust is not managed like a business corporation or an active investment vehicle. As of both September 30, 2022 and 2021, the Trust had unlimited Shares authorized and 6,838,000 Shares issued and outstanding. On October 7, 2021, the Trust completed a 10-for-1 Share split (the “Share Split”) of the Trust’s issued and outstanding Shares. Each Shareholder of record as of the close of business on October 6, 2021 received 9 additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the Share Split.

	As of September 30,
	2022	2021(1)	2020(1)
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	6,838,000	6,838,000	4,657,000
Number of Shares freely tradable(2)	3,210,776	0	0
Number of beneficial holders owning at least 100 Shares(3)	26	64	28
Number of holders of record(3)	26	64	28

(1)
Share amounts have been retroactively adjusted to reflect the 10-for-1 Share Split of the Trust’s issued and outstanding Shares completed on October 7, 2021.
(2)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(3)
Includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought/sold Shares on OTCQX or transferred their eligible Shares to their brokerage accounts.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value (“NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEN in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEN is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s participant agreement with Genesis, except that the Authorized Participant may engage a Liquidity Provider to source ZEN on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider.

The Trust only receives ZEN in connection with a creation order from an Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets and may look to an Authorized Participant, or an Authorized Participant’s Liquidity Provider(s), when assessing entity-specific volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant(s). As of September 30, 2022, neither the Trust nor the Authorized Participant(s) has access to Digital Asset Exchanges that do not have a BitLicense, which would require a Digital Asset Exchange to follow AML and KYC procedures, and have access only to non-Digital Asset Exchange Markets that the Authorized Participant(s) reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

The cost basis of the investment in ZEN recorded by the Trust for financial reporting purposes is the fair value of ZEN at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by an Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services —Investment Companies. The Trust uses fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years ended September 30, 2022, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except Share and per Share, ZEN and price of ZEN amounts, are in thousands)

	For the Years Ended September 30,
	2022	2021	2020
Net realized and unrealized (loss) gain on investment	$(34,585)	$36,797	$751
Net (decrease) increase in net assets resulting from operations	$(35,249)	$35,981	$677
Net assets	$8,691	$43,940	$2,502

Net realized and unrealized loss on investment in ZEN for the year ended September 30, 2022 was ($34,585) which includes a realized gain of $346 on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($34,931). Net realized and unrealized loss on investment in ZEN for the year was driven by ZEN price depreciation from $69.53 per ZEN as of September 30, 2021 to $14.10 per ZEN as of September 30, 2022. Net decrease in net assets resulting from operations was ($35,249) for the year ended September 30, 2022, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $664. Net assets decreased to $8,691 at September 30, 2022, a 80% decrease for the year. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 15,604 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEN for the year ended September 30, 2021 was $36,797, which includes a realized gain of $568 on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEN of $36,229. Net realized and unrealized gain on investment in ZEN for the year was driven by ZEN price appreciation from $5.67 per ZEN as of September 30, 2020 to $69.53 per ZEN as of September 30, 2021. Net increase in net assets resulting from operations was $35,981 for the year ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $816. Net assets increased to $43,940 at September 30, 2021, a 1656% increase for the year. The increase in net assets resulted from the aforementioned ZEN price appreciation and the contribution of approximately 188,581 ZEN with a value of $5,457 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 14,286 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEN for the year ended September 30, 2020 was $751, which includes a realized loss of ($138) on the transfer of ZEN to pay the Sponsor’s Fee, net change in unrealized appreciation on the Sponsor’s Fee payable of ($2), and net change in unrealized appreciation on investment in ZEN of $891. Net realized and unrealized gain on investment in ZEN for the year was driven by ZEN price appreciation from $3.34 per ZEN as of September 30, 2019 to $5.67 per ZEN as of September 30, 2020. Net increase in net assets resulting from operations was $677 for the year ended September 30, 2020, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $74. Net assets increased to $2,502 at September 30, 2020, a 104% increase for the year. The increase in net assets was due to the aforementioned ZEN price appreciation and the contribution of approximately 83,829 ZEN with a value of $597 to the Trust in connection with Share creations, partially offset by the withdrawal of 11,825 ZEN to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling ZEN, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact number of ZEN, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than ZEN. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Annual Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	For the Years Ended September 30,
	2022	2021(1)	2020(1)
	(All ZEN balances are rounded to the nearest whole ZEN)
Horizen:
Opening balance	615,586	441,291	369,287
Creations including repayment of ZEN receivable, related party(2)	16,375	188,581	83,829
Sponsor's Fee, related party	(15,604)	(14,286)	(11,825)
Closing balance	616,357	615,586	441,291
Accrued but unpaid Sponsor's Fee, related party	-	-	-
Net closing balance	616,357	615,586	441,291
Number of Shares:
Opening balance	6,838,000	4,657,000	3,785,000
Creations	-	2,181,000	872,000
Closing balance	6,838,000	6,838,000	4,657,000

	September 30,
	2022	2021(1)	2020(1)
Price of ZEN on principal market(3)	$14.10	$69.53	$5.67
NAV per Share(4)	$1.27	$6.43	$0.54
Reference Rate Price	$14.13	$68.07	$5.66
Digital Asset Holdings per Share(5)	$1.27	$6.29	$0.54

(1)
Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 10-for-1 Share Split of the Trust’s issued and outstanding Shares completed on October 7, 2021.
(2)
Creations for the year ended September 30, 2022 include a receivable representing the contribution of 16,375.40469036 ZEN not yet delivered by the Authorized Participant at the time, Genesis, for Shares issued by the Trust during the year ended September 30, 2021. The 16,375.40469036 ZEN was subsequently delivered by Genesis in October 2021.
(3)
The Trust performed an assessment of the principal market at September 30, 2022, and identified the principal market as Coinbase Pro. The Trust performed an assessment of the principal market at September 30, 2021 and 2020, and identified the principal market as the Digital Asset Brokered Market.
(4)
As of September 30, 2022, 2021 and 2020, the NAV per Share was calculated using the fair value of ZEN based on the price provided by the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(5)
The Trust’s Digital Asset Holdings per Share is derived from the Reference Rate Price as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the volume weighted average price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” for a description of the Reference Rate and the Reference Rate Price. The Digital Asset Exchanges used to calculate the Reference Rate Price as of September 30, 2022 were Coinbase Pro, Binance.US and Bittrex. As of September 30, 2021, the Digital Asset Exchanges used to calculate the Reference Rate Price consisted of Binance.US and Bittrex. As of September 30, 2020, the Digital Asset Exchanges used to calculate the Reference Rate Price consisted of Binance and Bittrex.

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

As of September 30, 2022, the Trust had a net closing balance with a value of $8,709,124, based on the Reference Rate Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $8,690,633, based on the principal market (Coinbase Pro).

As of September 30, 2021, the Trust had a net closing balance with a value of $43,017,563, based on the Reference Rate Price (non-GAAP methodology). As of September 30, 2021, the Trust had a total market value of $43,940,225, based on the principal market (Digital Asset Brokered Market).

As of September 30, 2020, the Trust had a net closing balance with a value of $2,497,706, based on the Reference Rate Price (non-GAAP methodology). As of September 30, 2020, the Trust had a total market value of $2,502,119, based on the principal market (Digital Asset Brokered Market).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s net asset value per share as calculated in accordance with GAAP (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 (date of the first Creation Basket of the Trust) to September 30, 2022. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

The following table illustrates the movements in the Reference Rate Price from the beginning of the Trust’s operations on August 6, 2018 to September 30, 2022. Since the beginning of the Trust’s operations, the Reference Rate Price has ranged from $3.28 to $152.74, with the straight average being $27.59 through September 30, 2022. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
August 6, 2018 (the inception of the Trust's operations) to September 30, 2018	$18.24	$23.24	8/7/2018	$14.77	9/12/2018	$16.55	$16.75
Twelve months ended September 30, 2019	$7.74	$17.99	10/1/2018	$3.28	9/30/2019	$3.28	$3.28
Twelve months ended September 30, 2020	$7.09	$13.91	2/14/2020	$3.31	10/18/2019	$5.66	$5.66
Twelve months ended September 30, 2021	$54.46	$152.74	5/8/2021	$5.14	10/7/2020	$68.07	$68.07
Twelve months ended September 30, 2022	$42.54	$123.59	11/25/2021	$12.84	7/1/2022	$14.13	$14.13
August 6, 2018 (the inception of the Trust's operations) to September 30, 2022	$27.59	$152.74	5/8/2021	$3.28	9/30/2019	$14.13	$14.13

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on August 6, 2018 to September 30, 2022. Since the beginning of the Trust’s operations, the price of ZEN has ranged from $3.24 to $150.44, with the straight average being $27.46 through September 30, 2022:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
August 6, 2018 (the inception of the Trust's operations) to September 30, 2018	$18.06	$22.84	8/6/2018	$14.74	9/12/2018	$16.10	$16.75
Twelve months ended September 30, 2019	$7.71	$17.87	10/1/2018	$3.25	9/26/2019	$3.34	$3.34
Twelve months ended September 30, 2020	$7.10	$14.33	2/14/2020	$3.24	10/16/2019	$5.67	$5.67
Twelve months ended September 30, 2021	$54.14	$150.44	5/12/2021	$5.10	10/7/2020	$69.53	$69.53
Twelve months ended September 30, 2022	$42.38	$127.85	11/24/2021	$12.50	6/18/2022	$14.10	$14.10
August 6, 2018 (the inception of the Trust's operations) to September 30, 2022	$27.46	$150.44	5/12/2021	$3.24	10/16/2019	$14.10	$14.10

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol HZEN since October 19, 2021. The price of the Shares as quoted on OTCQX has varied significantly from the Digital Asset Holdings per Share. From October 19, 2021 to September 30, 2022, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 127%, the average premium was 25%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust's Digital Asset Holdings per share was 38%, and the average discount was 15%. As of September 30, 2022, the Trust’s Shares were quoted on OTCQX at a discount of 10% to the Trust’s Digital Asset Holdings per Share. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 175 days.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s NAV per Share calculated in accordance with GAAP and the Trust’s Digital Asset Holdings per Share for each of the quarters since October 19, 2021.

	High			Low
	OTCQX	NAV per Share(2)	Digital Asset Holdings per Share(3)	OTCQX	NAV per Share(2)	Digital Asset Holdings per Share(3)
Calendar Year 2021
Fourth quarter(1)	$17.00	$11.77	$11.38	$6.80	$5.44	$5.45
Calendar Year 2022
First quarter	$7.84	$6.05	$6.10	$2.79	$2.98	$2.85
Second quarter	$3.41	$4.68	$4.68	$0.90	$1.13	$1.18
Third quarter	$1.74	$1.97	$1.96	$0.93	$1.19	$1.16

(1)
Per Share amounts have been retroactively adjusted for the 10-for-1 Share Split of the Trust’s issued and outstanding Shares completed on October 7, 2021.
(2)
The NAV is calculated using the fair value of ZEN based on the price provided by the Digital Asset Market that the Trust considers its principal market, which is Coinbase Pro. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Reference Rate Price as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Reference Rate Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings.”

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2022.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2022, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Michael Sonnenshein, the principal executive officer of the Sponsor, and Edward McGee, the principal financial officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Barry E. Silbert, Mark Murphy and Mr. Sonnenshein, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. As of September 30, 2022, the Audit Committee consisted of Messrs. Silbert, Sonnenshein and McGee. On November 4, 2022, the Sponsor of the Trust appointed Hugh Ross, Chief Operating Officer of the Sponsor, to serve on the Audit Committee of the Board. Mr. Ross replaced Barry E. Silbert on the Audit Committee, who will remain as Chairman of the Board. Effective November 4, 2022, the Audit Committee consists of Messrs. Sonnenshein, McGee and Ross.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers and agents. The Code of Ethics is available by writing the Sponsor at 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 or calling the Sponsor at (212) 668-1427. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Barry E. Silbert, Chairman of the Board

Barry E. Silbert, 46, is the founder of the Sponsor and was Chief Executive Officer of the Sponsor until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc. (“DCG”), a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Sponsor, CoinDesk and Genesis (the Authorized Participant of the Trust as of September 30, 2022 and the Authorized Participant’s only Liquidity Provider as of the date of this Annual Report), and is the indirect parent company of Grayscale Securities (the only acting Authorized Participant of the Trust as of the date of this Annual Report).

A pioneer in Bitcoin investing, Mr. Silbert began buying Bitcoin in 2012 and quickly established himself as one of the earliest and most active investors in the industry.

Mr. Silbert founded DCG in 2015 and today, DCG sits at the epicenter of the blockchain industry, backing more than 150 companies across 30 countries, including Coinbase, Ripple, and Chainalysis. DCG also invests directly in digital currencies and other digital assets.

Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a technology company that was acquired by Nasdaq. Mr. Silbert has received numerous accolades for his leadership including Entrepreneur of the Year by both EY and Crain’s, and being selected to Fortune’s “40 under 40” list.

Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Mark Murphy, Board Member

Mark Murphy, 46, is the Chief Operating Officer of DCG. In that role, he works closely with DCG’s subsidiaries on strategy, execution, marketing, and all management matters. Mr. Murphy leads DCG’s legal, communications, marketing, brand, and public policy efforts, and supports Mr. Silbert on day-to-day management of DCG. He also advises DCG portfolio companies on public relations, brand, and marketing efforts. Prior to serving as COO of DCG, Mr. Murphy served as Head of Public Affairs. Mr. Murphy is also President of the Board of Directors of Blockchain Association, the industry’s leading trade association.

Prior to joining DCG, Mr. Murphy led communications teams at Bloomberg, First Data, and SecondMarket. Mr. Murphy worked as a commercial litigation attorney earlier in his career. He is a graduate of Miami University (B.A.) and St. John’s University School of Law (J.D.).

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 36, is CEO of the Sponsor, having served as Managing Director of the Sponsor since 2018. In this role, Mr. Sonnenshein oversees the strategic direction and growth of the business. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators as well as managing the development of the Sponsor’s single-asset and diversified digital currency products. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor, and prior to that served as an Account Executive from 2014 to 2015. Prior to joining the Sponsor, Mr. Sonnenshein was a financial adviser at JP Morgan Securities, covering HNW individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions. Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2018 as one of Business Insider’s Rising Stars of Wall Street and serves as a member of the CME Group Bitcoin Futures Council and NYU Blockchain Association.

Edward McGee, Chief Financial Officer

Edward McGee, 39, is the Chief Financial Officer of the Sponsor, having served as Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Hugh Ross, Chief Operating Officer

Hugh Ross, 55, is the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A) and New York Law School (J.D.).

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Sponsor’s knowledge based on the records of the Transfer Agent and other ownership information provided to the Sponsor, owns beneficially a significant portion of the Shares; (ii) each director and executive officer of the Sponsor individually; and (iii) all directors and executive officers of the Sponsor as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of November 14, 2022.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)(3)	2,487,269	36.37%
Directors & Executive Officers of the Sponsor:(4)
Barry E. Silbert(5)	1,102,865	16.13%
Mark Murphy	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Sponsor as a group	*	* %

(1)
Includes 2,459,399 Shares held by Digital Currency Group, Inc. and 27,870 Shares held by Genesis Global Trading, Inc., the Authorized Participant’s Liquidity Provider and a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
Barry E. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and in such capacity has voting and dispositive power over the securities held by such entity.
(3)
On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through November 14, 2022, DCG purchased a total of $0.01 million worth of Shares of the Trust.
(4)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.
(5)
Does not include Shares beneficially owned through Digital Currency Group, Inc.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

Item 13. Certain Relationships and Related Transactions, and Director Independence

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor presently intends to assert that shareholders have, by subscribing for Shares of the Trust, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, the Authorized Participant’s only Liquidity Provider as of the date of this Annual Report, (ii) the indirect parent company of the Reference Rate Provider and of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report, and (iii) a minority interest holder in Coinbase, which operates Coinbase Pro, one of the Digital Asset Exchanges included in the Reference Rate, and which is also the parent company of the Custodian, representing less than 1.0% of its equity.

Digital Currency Group, Inc. has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including exchanges and custodians. Digital Currency Group, Inc.’s positions on changes that should be adopted in the Horizen Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, Digital Currency Group, Inc.’s position regarding which fork among a group of incompatible forks of the Horizen Network should be considered the “true” Horizen Network could be adverse to positions that would most benefit the Trust. Moreover, Digital Currency Group, Inc., and Barry E. Silbert—who in his capacity as Chief Executive Officer of Digital Currency Group, Inc., has voting and dispositive power over the securities held by such entity—together hold a majority of the Shares representing ownership in the Trust.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including several other digital asset investment vehicles, and their respective clients. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

The Sponsor and Grayscale Securities are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers will receive fees for providing services to the Trust. Clients of the affiliated service providers may pay commissions at negotiated rates which are greater or less than the rate paid by the Trust.

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate it/their limited resources accordingly to the potential detriment of the Trust.

There is an absence of arm’s length negotiation with respect to some of the terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust. The Sponsor will, however, not retain any affiliated service providers for the Trust which the Sponsor has reason to believe would knowingly or deliberately favor any other client over the Trust.

The Authorized Participant

Prior to October 3, 2022 and for the periods covered by this Annual Report, Genesis, an affiliate of the Trust and the Sponsor, was the only Authorized Participant and was party to a participant agreement with the Sponsor and the Trust. Effective October 3, 2022, the only Authorized Participant is Grayscale Securities, an affiliate of the Trust and the Sponsor. As a result of this affiliation, the Sponsor has an incentive to resolve questions between Grayscale Securities, on the one hand, and the Trust and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount). Lastly, several employees of the Sponsor and Digital Currency Group, Inc. are FINRA-registered representatives who maintain their licenses through Grayscale Securities.

As of the date of this Annual Report, Grayscale Securities has engaged Genesis, an affiliate of the Trust and the Sponsor, to act as its Liquidity Provider. In its capacity as the Liquidity Provider of Grayscale Securities, Genesis may engage in ZEN trading with the Trust’s affiliated entities. For example, when the Sponsor receives the Sponsor’s Fee in ZEN, it may sell the ZEN through Genesis. For this service, Genesis charges the Sponsor a transaction fee, which is not borne by the Trust. Additionally, the Sponsor’s parent company, Digital Currency Group, Inc., is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell ZEN through Genesis from time to time, independent of the Trust.

Proprietary Trading/Other Clients

Because the officers of the Sponsor may trade ZEN for their own personal trading accounts (subject to certain internal trading policies and procedures) at the same time as they are managing the account of the Trust, the activities of the officers of the Sponsor, subject to their fiduciary duties, may, from time-to-time, result in their taking positions in their personal trading accounts which are opposite of the positions taken for the Trust. Records of the Sponsor’s officers’ personal trading accounts will not be available for inspection by shareholders.

The Reference Rate Provider

Digital Currency Group, Inc. is the indirect parent company of the Reference Rate Provider. As a result, the Reference Rate Provider is an affiliate of the Sponsor and the Trust and has an incentive to resolve questions regarding, or changes to, the manner in which the Reference Rate is constructed and in which the Reference Rate Price is calculated in a way that favors the Sponsor and the Trust.

In addition, Genesis, the only Liquidity Provider of the Authorized Participant as of the date hereof, licenses and uses a trading software platform provided by the Reference Rate Provider to operate its ZEN trading desk and to facilitate Genesis’s actions as Liquidity Provider of the Authorized Participant. Although the Reference Rate Provider does not currently utilize data from over-the-counter markets or derivative platforms, per the terms of the license, the Reference Rate Provider is entitled to use the over-the-counter trading data from Genesis in the Reference Rate.

Item 14. Principal Accountant Fees and Services

Fees for services performed by Marcum LLP (formerly Friedman LLP, prior to Friedman LLP combining with Marcum LLP effective September 1, 2022) for the years ended September 30, 2022 and 2021 were:

	Years Ended September 30,
	2022(1)	2021
Audit fees	$87,140	$45,240
Total	$87,140	$45,240

(1)
The Sponsor was notified that the audit practice of Friedman LLP (“Friedman”), the Trust’s independent registered public accounting firm, was combined with Marcum LLP (“Marcum”) effective September 1, 2022. On September 27, 2022, the Audit Committee of the Board of Directors of the Sponsor approved the dismissal of Friedman and the engagement of Marcum to serve as the independent registered public accounting firm of the Trust. The services previously provided by Friedman will be provided by Marcum. Approximately $31,500 of the total fees for audit services during the year ended September 30, 2022 were provided by Marcum.

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Marcum LLP (“Marcum”) for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2022, are made by the Sponsor’s Board of Directors and Audit Committee.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.
Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.
Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.
Exhibits

Exhibit Number	Exhibit Description

4.1	Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

4.2

Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

4.3

Amendment No. 2 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form 10 filed by the Registrant on June 29, 2022).

4.4	Certificate of Amendment to Certificate of Trust (attached as Exhibit A to Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement).

4.5

Participant Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC, as an Authorized Participant (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on October 3, 2022).

4.6*	Description of Registrant’s Securities.

10.1†

Amended and Restated Custodian Agreement, dated June 29, 2022, between the Sponsor and the Custodian (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed by the Registrant on August 5, 2022).

10.2

Distribution and Marketing Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on October 3, 2022).

10.3†

Reference Rate License Agreement, dated February 1, 2022, between the Sponsor and the Reference Rate Provider (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

10.4	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary

Not applicable.

Glossary of Defined Terms

In this Annual Report, each of the following quoted terms has the meanings set forth after such term:

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

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation of shares.

“Agent”—A Person appointed by the Trust to act on behalf of the shareholders in connection with any distribution of Incidental Rights and/or IR Virtual Currency.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s Liquidity Provider.

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the number of ZEN required as of such trade date for each Creation Basket, as determined by dividing (x) the number of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

“Bitcoin” or “BTC”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin network.

“Blockchain” or “Horizen Blockchain”—The public transaction ledger of the Horizen Network on which transactions in ZEN are recorded.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Covered Person”—The Sponsor and its affiliates. See “Item 1. Business—Description of the Trust Agreement—The Sponsor—Liability of the Sponsor and Indemnification.”

“Creation Basket”—Basket of Shares issued by the Trust in exchange for deposits of the Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

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

“Digital Asset Benchmark Exchange”—A Digital Asset Exchange that represents at least 10% of the aggregate U.S. dollar-denominated trading volume of ZEN during the last 30 consecutive calendar days and that to the knowledge of the Sponsor is in substantial compliance with the laws, rules and regulations, including any anti-money laundering and know-your-customer procedures, of such Digital Asset Exchange’s applicable jurisdiction. If there are fewer than three such Digital Asset Exchanges, then the Digital Asset Benchmark Exchanges will include such Digital Asset Exchange or Digital Asset Exchanges that meet the above-described requirements, as well as one or more additional Digital Asset Exchanges, selected by the Sponsor, that have had monthly trading volume requirement.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings”.

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

“ERISA”—The Employee Retirement Income Security Act of 1974, as amended.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FDIC”—The Federal Deposit Insurance Corporation.

“FinCEN”—The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“GAAP”—United States generally accepted accounting principles.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Annual Report, is the only Liquidity Provider of the Authorized Participant.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which as of the date of this Annual Report, is the only acting Authorized Participant.

“Horizen Blockchain Foundation” or “Foundation”—A Delaware non-profit entity that consists of a team of scientists, cryptographers, engineers and advisers from various parts around the world that contribute to the Horizen Network.

“Horizen Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Horizen Network. See “Item 1. Business—Overview of the ZEN Industry and Market.”

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

“IRS”—The U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury.

“Liquidity Provider”—A service provider engaged by an Authorized Participant to source ZEN on behalf of the Authorized Participant.

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

“Pre-Creation Abandonment”—The abandonment by the Trust, irrevocably for no direct or indirect consideration, all Incidental Rights and IR Virtual Currency to which the Trust would otherwise be entitled, effective immediately prior to a Creation Time for the Trust.

“Pre-Creation Abandonment Notice”—A notice delivered by the Sponsor to the Custodian, on behalf of the Trust, stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which the Trust has not taken any Affirmative Action at or prior to such time.

“Reference Rate”—The CoinDesk Horizen Reference Rate.

“Reference Rate License Agreement”—The license agreement entered into by the Reference Rate Provider and the Sponsor governing the Sponsor’s use of the Reference Rate for calculation of the Reference Rate Price.

“Reference Rate Price”—The U.S. dollar value of a ZEN derived from the Digital Asset Exchanges that are reflected in the Reference Rate, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” for a description of how the Reference Rate Price is calculated. For purposes of the Trust Agreement, the term ZEN Reference Rate Price shall mean the Reference Rate Price as defined herein.

“Reference Rate Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Reference Rate. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

“Regular Node”—A class of node in the Horizen Network that is responsible for maintaining a full copy of the Horizen Blockchain.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of the OTC Markets Group Inc.

“Secure Node”—A class of node in the Horizen Network that performs the same function as Regular Nodes and additionally ensure all network communications between nodes are encrypted.

“Securities Act”—The Securities Act of 1933, as amended.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Split”—A 10-for-1 Share split of the Trust’s issued and outstanding Shares, which was effective on October 7, 2021 to shareholders of record as of the close of business on October 6, 2021.

“SIPC”—The Securities Investor Protection Corporation.

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

“Super Node”—A class of node in the Horizen Network that performs the same functions as Secure Nodes and additionally support Sidechains, parallel blockchains which provide for additional functionality and blockchain application features.

“Total Basket Amount”—With respect to any creation order, the applicable Basket Amount multiplied by the number of Baskets being created.

“Transfer Agency and Service Agreement”—The agreement between the Sponsor and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters.

“Transfer Agent”—Continental Stock Transfer & Trust Company, a Delaware corporation.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Treasury Regulations”—The regulations, including proposed or temporary regulations, promulgated under the Code.

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

“ZEN” or “Horizen”—Horizen tokens, which are a type of digital asset based on an open source cryptographic protocol existing on the Horizen Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Zcash” or “ZEC”—A type of digital asset based on an open source cryptographic protocol existing on the Zcash network.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Horizen Trust (ZEN)

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

By:	/s/ Barry E. Silbert
	Name:	Barry E. Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Murphy
	Name:	Mark Murphy
	Title:	Member of the Board of Directors Director*

Date: November 18, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Horizen Trust (ZEN)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Horizen Trust (ZEN) (the “Trust”) as of September 30, 2022, and the related statements of operations and changes in net assets for the year ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2022, and the results of its operations for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter - Investment in ZEN

In forming our opinion we have considered the adequacy of the disclosures included in Note 7 to the financial statements concerning among other things the risks and uncertainties related to the Trust’s investment in ZEN and Incidental Rights or IR Virtual Currency that arise as a result of the Trust’s investment in ZEN. The risks and rewards to be recognized by the Trust associated with its investment in ZEN will be dependent on many factors outside of the Trust’s control. The currently immature nature of the ZEN market including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain ZEN continuity, as well as valuation and volume volatility all subject ZEN to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of ZEN. Our opinion is not qualified in respect to this matter.

/s/ Marcum LLP

We have served as the Trust’s auditor since 2018 (such date takes into account the acquisition of Friedman LLP by Marcum LLP effective September 1, 2022)

East Hanover, New Jersey
November 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of
Grayscale Horizen Trust (ZEN)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Horizen Trust (ZEN) (the “Trust”) as of September 30, 2021, and the related statements of operations and changes in net assets for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2021, and the results of its operations for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter - Investments in Horizen

In forming our opinion we have considered the adequacy of the disclosures included in Note 7 to the financial statements concerning among other things the risks and uncertainties related to the Trust’s investment in Horizen and Incidental Rights or IR Virtual Currency that arise as a result of the Trust’s investment in Horizen. The risks and rewards to be recognized by the Trust associated with its investment in Horizen will be dependent on many factors outside of the Trust’s control. The currently unregulated and immature nature of the Horizen market including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain Horizen continuity, as well as valuation and volume volatility all subject Horizen to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of Horizen. Our opinion is not qualified in respect to this matter.

/s/ Friedman LLP

We have served as the Trust’s auditor since 2018.

East Hanover, New Jersey

November 22, 2021

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	September 30,
	2022	2021
Assets:
Investment in ZEN, at fair value (cost $12,602 and $11,332 as of September 30, 2022 and 2021, respectively)	$8,691	$42,801
ZEN receivable, related party (cost $0 and $1,588 as of September 30, 2022 and 2021, respectively)	-	1,139
Total assets	$8,691	$43,940
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$8,691	$43,940
Net Assets consists of:
Paid-in-capital	$13,563	$13,563
Accumulated net investment loss	(1,641)	(977)
Accumulated net realized gain on investment in ZEN	680	334
Accumulated net change in unrealized (depreciation) appreciation on investment in ZEN and ZEN receivable, related party	(3,911)	31,020
	$8,691	$43,940
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,838,000	6,838,000
Net asset value per Share	$1.27	$6.43

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ZEN and percentages)

September 30, 2022
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	616,356.97722875	$12,602	$8,691	100.00%
Net assets		$12,602	$8,691	100.00%

September 30, 2021
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	615,585.26478971	$11,332	$42,801	97.41%
ZEN receivable, related party	16,375.40469036	1,588	1,139	2.59%
Net assets		$12,920	$43,940	100.00%

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended September 30,
	2022	2021	2020
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor's Fee, related party	664	816	74
Net investment loss	(664)	(816)	(74)
Net realized and unrealized (loss) gain from:
Net realized gain (loss) on investment in ZEN	346	568	(138)
Net change in unrealized appreciation on Sponsor's Fee payable	-	-	(2)
Net change in unrealized (depreciation) appreciation on investment in ZEN	(34,931)	36,229	891
Net realized and unrealized (loss) gain on investment	(34,585)	36,797	751
Net (decrease) increase in net assets resulting from operations	$(35,249)	$35,981	$677

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended September 30,
	2022	2021	2020
(Decrease) increase in net assets from operations:
Net investment loss	$(664)	$(816)	$(74)
Net realized gain (loss) on investment in ZEN	346	568	(138)
Net change in unrealized appreciation on Sponsor's Fee payable	-	-	(2)
Net change in unrealized (depreciation) appreciation on investment in ZEN	(34,931)	36,229	891
Net (decrease) increase in net assets resulting from operations	(35,249)	35,981	677
Increase in net assets from capital share transactions:
Shares issued	-	5,457	597
Net increase in net assets resulting from capital share transactions	-	5,457	597
Total (decrease) increase in net assets from operations and capital share transactions	(35,249)	41,438	1,274
Net assets:
Beginning of year	43,940	2,502	1,228
End of year	$8,691	$43,940	$2,502
Change in Shares outstanding:
Shares outstanding at beginning of year	6,838,000	4,657,000	3,785,000
Shares issued	-	2,181,000	872,000
Net increase in Shares	-	2,181,000	872,000
Shares outstanding at end of year	6,838,000	6,838,000	4,657,000

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

NOTES TO THE FINANCIAL STATEMENTS

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant as of September 30, 2022 and was party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. See Note 11 for additional information.

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

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

The Trust only receives ZEN in connection with a creation order from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity specific and market-based volume and level of activity for Digital Asset Markets. During the year ended September 30, 2022, the Authorized Participant may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant. Neither the Trust nor the Authorized Participant has access to Digital Asset Exchange Markets that do not have a BitLicense and have access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investment in ZEN	$8,691	$8,691	$-	$-
September 30, 2021
Assets
Investment in ZEN	$42,801	$-	$42,801	$-
ZEN receivable, related party	$1,139	$-	$1,139	$-

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2022, 2021 and 2020, the Trust held 616,356.97722875, 615,585.26478971 and 441,290.85330434 ZEN, respectively.

The Trust determined the fair value per ZEN to be $14.10, $69.53 and $5.67 on September 30, 2022, 2021 and 2020, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Market considered to be the Trust’s principal market.

Historically, the Trust considered the Digital Asset Brokered Market to be its principal market. The Trust performed an assessment of the principal market at December 31, 2021 and identified a change in the principal market from the Digital Asset Brokered Market to Coinbase Pro.

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at October 1, 2019	369,287.28374362	$1,233
ZEN contributed	83,829.14798236	597
ZEN distributed for Sponsor's Fee, related party	(11,825.57842164)	(81)
Net change in unrealized appreciation on investment in ZEN	-	891
Net realized loss on investment in ZEN	-	(138)
Balance at September 30, 2020	441,290.85330434	$2,502
ZEN contributed, net of ZEN receivable, related party	188,580.88160629	4,318
ZEN distributed for Sponsor's Fee, related party	(14,286.47012092)	(816)
Net change in unrealized appreciation on investment in ZEN	-	36,229
Net realized gain on investment in ZEN	-	568
Balance at September 30, 2021	615,585.26478971	$42,801
Receipt of ZEN receivable, related party	16,375.40469036	1,139
ZEN distributed for Sponsor's Fee, related party	(15,603.69225132)	(664)
Net change in unrealized depreciation on investment in ZEN	-	(34,931)
Net realized gain on investment in ZEN	-	346
Balance at September 30, 2022	616,356.97722875	$8,691

4. Creations and Redemptions of Shares

At September 30, 2022 and 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The number of ZEN required for each creation Basket or redemption Basket is determined by dividing (x) the number of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0901 and 0.0924 of one ZEN at September 30, 2022 and 2021, respectively. The decrease in the number of ZEN represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended September 30, 2022, 2021 and 2020, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2022 or 2021.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale, and CoinDesk Indices, Inc. As of September 30, 2022 and 2021, 3,643,924 and 3,753,580, Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2022 and 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended September 30, 2022, 2021 and 2020.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account ZEN, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such ZEN, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ZEN, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor in satisfaction of such Additional Trust Expenses.

For the years ended September 30, 2022, 2021 and 2020, the Trust incurred Sponsor’s Fees of $664,009, $815,977 and $73,795, respectively. As of September 30, 2022 and 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended September 30, 2022, 2021 and 2020, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

As of September 30, 2021, the Trust recorded a receivable of $1,138,582 representing the contribution of 16,375.40469036 ZEN not yet delivered by the Authorized Participant, Genesis, for Shares issued by the Trust during the year ended September 30, 2021. The ZEN receivable, related party, includes unrealized depreciation of $449,395 which is recorded in Net change in unrealized appreciation on investment in ZEN in the Statements of Operations for the year ended September 30, 2021. The 16,375.40469036 ZEN was subsequently delivered by Genesis in October 2021.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2022, DCG has purchased a total of $0.01 million worth of Shares of the Trust.

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

8. Quarterly Statements of Operations

Fiscal Year Ended September 30, 2022

	Three Months Ended (unaudited)
	Dec-31, 2021	Mar-31, 2022	Jun-30, 2022	Sept-30, 2022	Year Ended September 30, 2022
Expenses
Sponsor's Fee, related party	$329	$169	$102	$64	$664
Net investment loss	$(329)	$(169)	$(102)	$(64)	$(664)
Net realized and unrealized (loss) gain from:
Net realized gain (loss) on investment in ZEN	248	90	23	(15)	346
Net change in unrealized (depreciation) appreciation on investment in ZEN	(6,669)	(6,903)	(22,270)	911	(34,931)
Net realized and unrealized (loss) gain on investment	(6,421)	(6,813)	(22,247)	896	(34,585)
Net (decrease) increase in net assets resulting from operations	$(6,750)	$(6,982)	$(22,349)	$832	$(35,249)

Fiscal Year Ended September 30, 2021

	Three Months Ended (unaudited)
	Dec-31, 2020	Mar-31, 2021	Jun-30, 2021	Sept-30, 2021	Year Ended September 30, 2021
Expenses
Sponsor's Fee, related party	$25	$155	$362	$274	$816
Net investment loss	$(25)	$(155)	$(362)	$(274)	$(816)
Net realized and unrealized gain from:
Net realized (loss) gain on investment in ZEN	(25)	94	296	203	568
Net change in unrealized appreciation on investment in ZEN	2,093	23,719	8,044	2,373	36,229
Net realized and unrealized gain on investment	2,068	23,813	8,340	2,576	36,797
Net increase in net assets resulting from operations	$2,043	$23,658	$7,978	$2,302	$35,981

9. Financial Highlights Per Share Performance

	Years Ended September 30,
	2022	2021	2020
Per Share Data:
Net asset value, beginning of year	$6.43	$0.54	$0.32
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.10)	(0.13)	(0.02)
Net realized and unrealized (loss) gain	(5.06)	6.02	0.24
Net (decrease) increase in net assets resulting from operations	(5.16)	5.89	0.22
Net asset value, end of year	$1.27	$6.43	$0.54
Total return	-80.25%	1090.74%	68.75%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the year and assuming redemption on the last day of the year.

10. Indemnifications

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

11. Subsequent Events

On October 3, 2022, the Sponsor of the Trust entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities to assist the Sponsor in distributing the Shares of the Trust, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust. As a result, effective October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

On October 3, 2022, the Sponsor entered into a participant agreement (the “Participant Agreement”) with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s participant agreement with Genesis, except that the Authorized Participant may engage one or more service providers (any such service provider, a “Liquidity Provider”) to source ZEN on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider.

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Sponsor and Genesis agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Sponsor, the Trust and Genesis, pursuant to which Genesis assisted the Sponsor in distributing the Shares. As a result, effective October 3, 2022, Genesis is no longer acting as the distributor and marketer of the Shares of the Trust.

On October 3, 2022, the Sponsor and Genesis agreed to terminate the participant agreement, dated January 11, 2019, among the Sponsor, the Trust and Genesis, which provided the procedures for the creation of Shares. As a result, effective October 3, 2022, Genesis is no longer acting as an Authorized Participant of the Trust but will continue to serve as a Liquidity Provider.

As of the close of business on November 14, 2022, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $10.84 per ZEN.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.