Form 10-Q
period 2022-12-31
Grayscale Horizen Trust (ZEN)
filed 2023-02-08
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of February 2, 2023: 6,838,000

Grayscale® Horizen Trust (ZEN)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Horizen Trust (ZEN) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 26.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Horizen industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2022 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2022	September 30, 2022
Assets:
Investment in ZEN, at fair value (cost $12,523 and $12,602 as of December 31, 2022 and September 30, 2022, respectively)	$5,642	$8,691
Total assets	$5,642	$8,691
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$5,642	$8,691
Net Assets consists of:
Paid-in-capital	$13,563	$13,563
Accumulated net investment loss	(1,684)	(1,641)
Accumulated net realized gain on investment in ZEN	644	680
Accumulated net change in unrealized depreciation on investment in ZEN	(6,881)	(3,911)
	$5,642	$8,691
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,838,000	6,838,000
Net asset value per Share	$0.82	$1.27

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEN and percentages)

December 31, 2022
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	612,485.16302840	$12,523	$5,642	100%
Net assets		$12,523	$5,642	100%

September 30, 2022
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	616,356.97722875	$12,602	$8,691	100%
Net assets		$12,602	$8,691	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,
	2022	2021
Investment income:
Investment income	$-	$-
Expenses:
Sponsor's Fee, related party	43	329
Net investment loss	(43)	(329)
Net realized and unrealized loss from:
Net realized (loss) gain on investment in ZEN	(36)	248
Net change in unrealized depreciation on investment in ZEN	(2,970)	(6,669)
Net realized and unrealized loss on investment	(3,006)	(6,421)
Net decrease in net assets resulting from operations	$(3,049)	$(6,750)

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,
	2022	2021
Decrease in net assets from operations:
Net investment loss	$(43)	$(329)
Net realized (loss) gain on investment in ZEN	(36)	248
Net change in unrealized depreciation on investment in ZEN	(2,970)	(6,669)
Net decrease in net assets resulting from operations	(3,049)	(6,750)
Increase in net assets from capital share transactions:
Shares issued	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total decrease in net assets from operations and capital share transactions	(3,049)	(6,750)
Net assets:
Beginning of period	8,691	43,940
End of period	$5,642	$37,190
Change in Shares outstanding:
Shares outstanding at beginning of period	6,838,000	6,838,000
Shares issued	-	-
Net increase in Shares	-	-
Shares outstanding at end of period	6,838,000	6,838,000

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022 and was party to a participant agreement with the Sponsor and the Trust. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. As a result, since October 3, 2022, Genesis has no longer acted as an Authorized Participant of the Trust, but serves as a Liquidity Provider to Grayscale Securities. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage additional Liquidity Providers at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2022 and September 30, 2022 and results of operations for the three months ended December 31, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2022 included in the Trust’s Annual Report on Form 10-K.

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

The Trust only receives ZEN in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Trust, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of ZEN traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

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

The cost basis of ZEN received in connection with a creation order is recorded by the Trust at the fair value of ZEN at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investment in ZEN	$5,642	$5,642	$-	$-
September 30, 2022
Assets
Investment in ZEN	$8,691	$8,691	$-	$-

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2022 and September 30, 2022, the Trust held 612,485.16302840 and 616,356.97722875 ZEN, respectively.

The Trust determined the fair value per ZEN to be $9.21 and $14.10 on December 31, 2022 and September 30, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2021	615,585.26478971	$42,801
Receipt of ZEN receivable, related party	16,375.40469036	1,139
ZEN distributed for Sponsor's Fee, related party	(15,603.69225132)	(664)
Net change in unrealized depreciation on investment in ZEN	-	(34,931)
Net realized gain on investment in ZEN	-	346
Balance at September 30, 2022	616,356.97722875	$8,691
ZEN contributed	-	-
ZEN distributed for Sponsor's Fee, related party	(3,871.81420035)	(43)
Net change in unrealized depreciation on investment in ZEN	-	(2,970)
Net realized loss on investment in ZEN	-	(36)
Balance at December 31, 2022	612,485.16302840	$5,642

4. Creations and Redemptions of Shares

At December 31, 2022 and September 30, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The number of ZEN required for each creation Basket or redemption Basket is determined by dividing (x) the number of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0896 and 0.0901 of one ZEN at December 31, 2022 and September 30, 2022, respectively. The decrease in the number of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended December 31, 2022 and September 30, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2022 and September 30, 2022.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of both December 31, 2022 and September 30, 2022, 3,643,924 Shares of the Trust were held by related parties of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2022 and September 30, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended December 31, 2022 and 2021.

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

For the three months ended December 31, 2022 and 2021, the Trust incurred Sponsor’s Fees of $43,466 and $329,159, respectively. As of December 31, 2022 and September 30, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended December 31, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2022, DCG has purchased a total of $0.01 million worth of Shares of the Trust.

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

The Trust relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

8. Financial Highlights Per Share Performance

	Three Months Ended December 31,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$1.27	$6.43
Net decrease in net assets from investment operations:
Net investment loss	(0.01)	(0.05)
Net realized and unrealized loss	(0.44)	(0.94)
Net decrease in net assets resulting from operations	(0.45)	(0.99)
Net asset value, end of period	$0.82	$5.44
Total return	-35.43%	-15.40%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on February 2, 2023, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $10.80 per ZEN.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended September 30, 2022.

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

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s prior participant agreement with Genesis, except that the Authorized Participant may engage a Liquidity Provider to source ZEN on behalf of the Authorized Participant in connection with the creation of Shares. Since October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

The Trust only receives ZEN in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Trust, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and activity of ZEN traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
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

The cost basis of ZEN received in connection with a creation order is recorded by the Trust at the fair value of ZEN at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended December 31, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEN and price of ZEN amounts, are in thousands)

	Three Months Ended December 31,
	2022	2021
Net realized and unrealized loss on investment in ZEN	$(3,006)	$(6,421)
Net decrease in net assets resulting from operations	$(3,049)	$(6,750)
Net assets	$5,642	$37,190

Net realized and unrealized loss on investment in ZEN for the three months ended December 31, 2022 was ($3,006) which includes a realized loss of ($36) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($2,970). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $14.10 per ZEN as of September 30, 2022 to $9.21 per ZEN as of December 31, 2022. Net decrease in net assets resulting from operations was ($3,049) for the three months ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $43. Net assets decreased to $5,642 at December 31, 2022, a 35% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 3,872 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the three months ended December 31, 2021 was ($6,421) which includes a realized gain of $248 on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($6,669). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $69.53 per ZEN as of September 30, 2021 to $59.22 per ZEN as of December 31, 2021. Net decrease in net assets resulting from operations was ($6,750) for the three months ended December 31, 2021, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $329. Net assets decreased to $37,190 at December 31, 2021, a 15% decrease for the three-month period.

The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 3,970 ZEN to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,
	2022	2021(1)
	(All ZEN balances are rounded to the nearest whole ZEN)
ZEN:
Opening balance	616,357	615,586
Creations, including repayment of ZEN receivable, related party(2)	-	16,375
Sponsor's Fee, related party	(3,872)	(3,970)
Closing balance	612,485	627,991
Accrued but unpaid Sponsor's Fee, related party	-	-
Net closing balance	612,485	627,991
Number of Shares:
Opening balance	6,838,000	6,838,000
Creations	-	-
Closing balance	6,838,000	6,838,000

	As of December 31,
	2022	2021(1)
Price of ZEN on principal market(3)	$9.21	$59.22
NAV per Share(4)	$0.82	$5.44
Reference Rate Price	$9.08	$62.85
Digital Asset Holdings per Share(5)	$0.81	$5.77

(1)
Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 10-for-1 Share Split of the Trust's issued and outstanding Shares completed on October 7, 2021.
(2)
Creations for the three months ended December 31, 2021 include a receivable representing the contribution of 16,375.40469036 ZEN not yet delivered by the Authorized Participant at the time, Genesis, for Shares issued by the Trust during the year ended September 30, 2021. The 16,375.40469036 ZEN was subsequently delivered by Genesis in October 2021.
(3)
The Trust performed an assessment of the principal market at December 31, 2022 and 2021, and identified the principal market as Coinbase Pro.
(4)
As of December 31, 2022 and 2021 the NAV per Share was calculated using the fair value of ZEN based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.
(5)
The Trust’s Digital Asset Holdings per Share is derived from the Reference Rate Price as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in the Trust’s Annual Report on Form 10-K for a description of the Reference Rate and Reference Rate Price. The Digital Asset Exchanges used to calculate the Reference Rate Price as of December 31, 2022 were Binance.US, Bittrex and Coinbase Pro. As of December 31, 2021, the Digital Asset Exchanges used to calculate the Reference Rate Price consisted of Binance.US and Bittrex. Effective January 4, 2023, the Reference Rate Provider removed Bittrex from the Reference Rate due to the exchange failing the Reference Rate Provider’s minimum liquidity requirement, and did not add any Constituent Exchanges as part of its scheduled quarterly review. See “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of December 31, 2022, the Trust had a net closing balance with a value of $5,561,365, based on the Reference Rate Price (non-GAAP methodology). As of December 31, 2022, the Trust had a total market value of $5,640,988, based on the principal market (Coinbase Pro).

As of December 31, 2021, the Trust had a net closing balance with a total value of $39,469,224, based on the Reference Rate Price (non-GAAP methodology). As of December 31, 2021, the Trust had a total market value of $37,189,617, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 to December 31, 2022.

The following table illustrates the movements in the Reference Rate Price from the beginning of the Trust’s operations on August 6, 2018 to December 31, 2022. Since the beginning of the Trust’s operations, the Reference Rate Price has ranged from $3.28 to $152.74, with the straight average being $26.65 through December 31, 2022. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
August 6, 2018 (the inception of the Trust's operations) to December 31, 2018	$13.35	$23.24	8/7/2018	$4.33	12/14/2018	$5.48	$5.48
Twelve months ended December 31, 2019	$6.40	$12.79	5/16/2019	$3.28	9/30/2019	$7.97	$7.97
Twelve months ended December 31, 2020	$7.95	$16.26	11/25/2020	$4.71	3/18/2020	$10.61	$10.61
Twelve months ended December 31, 2021	$73.28	$152.74	5/8/2021	$11.73	1/2/2021	$62.85	$62.85
Twelve months ended December 31, 2022	$24.41	$66.40	1/5/2022	$8.47	12/20/2022	$9.08	$8.89
August 6, 2018 (the inception of the Trust's operations) to December 31, 2022	$26.65	$152.74	5/8/2021	$3.28	9/30/2019	$9.08	$8.89

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on August 6, 2018 to December 31, 2022. Since the beginning of the Trust’s operations, the price of ZEN has ranged from $3.24 to $150.44, with the straight average being $26.53 through December 31, 2022.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
August 6, 2018 (the inception of the Trust's operations) to December 31, 2018	$13.19	$22.84	8/6/2018	$4.14	12/15/2018	$5.15	$5.15
Twelve months ended December 31, 2019	$6.42	$13.54	5/15/2019	$3.24	10/16/2019	$8.50	$8.50
Twelve months ended December 31, 2020	$7.93	$14.81	11/28/2020	$4.69	3/16/2020	$10.64	$10.64
Twelve months ended December 31, 2021	$72.91	$150.44	5/12/2021	$11.37	1/2/2021	$59.22	$59.22
Twelve months ended December 31, 2022	$24.31	$65.93	1/4/2022	$8.47	12/19/2022	$9.21	$9.04
August 6, 2018 (the inception of the Trust's operations) to December 31, 2022	$26.53	$150.44	5/12/2021	$3.24	10/16/2019	$9.21	$9.04

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K, except as set forth below.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing throughout 2022, digital asset prices began falling precipitously, with the price of ZEN falling by nearly 92% from November 30, 2021 to December 31, 2022. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Holdco, LLC (“Genesis Holdco”), both of which are digital asset lenders. The SEC also brought charges against Genesis Global Capital, LLC, a subsidiary of Genesis Holdco, and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is an affiliate of Genesis Global Trading, Inc., which acts as a Liquidity Provider to the Authorized Participant of the Trust, is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor. The Liquidity Provider sources digital assets on behalf of the Authorized Participant in connection with the creation of Shares. As such, if Genesis Holdco’s bankruptcy, including the potential sale or transfer of the Liquidity Provider’s equity and/or assets as part of the bankruptcy negotiations, has a negative impact on the Liquidity Provider’s ability to act in such capacity, the Authorized Participant may be required to replace the Liquidity Provider, which could negatively impact the Trust’s ability to create new Shares.

These events have led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG's other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third party service providers, or on the digital asset industry as a whole. Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of ZEN, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The Trust relies on third party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ZEN and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participant and other third party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant relies on the Liquidity Provider to source ZEN in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Authorized Participant may decide to replace the Liquidity Provider for other reasons.

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

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custody Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Trust would be subject to the loss of all or a significant portion of its assets.

To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ZEN. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s ZEN may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace the Authorized Participant and/or if the Authorized Participant decides, or is required, to replace the Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2022:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2022 - October 31, 2022	-	$-	-	$9.99
November 1, 2022 - November 30, 2022	-	-	-	9.99
December 1, 2022 - December 31, 2022	-	-	-	9.99
Total	-	$-	-	$9.99

(1)

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG has purchased a total of $0.01 million worth of Shares of the Trust. From July 1, 2022 through February 2, 2023, DCG did not purchase any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1

Participant Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to to Exhibit 4.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022

10.1

Distribution and Marketing Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to Exhibit 101 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022)

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in our Annual Report.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only Liquidity Provider of the Authorized Participant.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“Horizen” or “ZEN”—A type of digital asset based on an open-source cryptographic protocol existing on the Horizen Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Horizen Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Horizen Network. See “Item 1. Business—Overview of the ZEN Industry and Market” in our Annual Report.

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

“Reference Rate Price”—The U.S. dollar value of a ZEN derived from the Digital Asset Exchanges that are reflected in the Reference Rate, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in our Annual Report for a description of how the Reference Rate Price is calculated. For purposes of the Trust Agreement, the term ZEN Reference Rate shall mean the Reference Rate Price as defined herein.

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

Date: February 8, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.