Form 10-K
period 2023-09-30
Grayscale Horizen Trust (ZEN)
filed 2023-11-22
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on March 31, 2023 as reported by the OTC Markets Group Inc. on that date: $2,256,237

Number of Shares of the registrant outstanding as of November 16, 2023: 6,838,000

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Horizen Trust (ZEN) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
recent developments in the digital asset economy which have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
•
the extreme volatility of trading prices that many digital assets, including ZEN, have experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares;
•
the recentness of the development of digital assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
•
the value of the Shares depending on the acceptance of Digital Assets, such as ZEN, which represent a new and rapidly evolving industry;
•
a temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares;
•
the unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the value of the Shares relating directly to the value of ZEN then held by the Trust, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•
the limited history of the Reference Rate;
•
because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share;
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
•
the Trust’s reliance on third-party service providers to perform certain functions essential to the affairs of the Trust and the challenges replacement of such service providers could pose to the safekeeping of the Trust’s ZEN and to the operations of the Trust;
•
the Custodian’s possible resignation or removal by the Sponsor or otherwise, without replacement, which could trigger early termination of the Trust; and
•
additional risk factors discussed in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the SEC.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 101.

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

The Trust’s purpose is to hold Horizen (“ZEN”). Horizen, an alternative software implementation of Bitcoin, was created in 2017 by a group that forked Zclassic, which is a clone of Zcash. Although Horizen is similar to Bitcoin, there are several key differences between the Horizen Network and the Bitcoin network. Historically, the fundamental difference between Bitcoin and Horizen was that Horizen offered selective privacy-preserving features. However, Horizen implemented an update in September 2023 that removed many of these privacy preserving features, as described below. In addition, Bitcoin uses the SHA-256 algorithm, which is preferred for parallel processing, but is also easily used to build application-specific integrated circuits (ASICs) to mine the network more efficiently. In contrast, Horizen employs the Equihash algorithm. The Equihash algorithm relies on different technology than the SHA-256 algorithm and does not require miners to have access to ASICs, which are expensive, and therefore results in less centralized mining hash power. Horizen has a current block size of 2MB, compared to the variable block size of the Bitcoin network, which has a limit of approximately 4MB. Horizen blocks are also generated every 2.5 minutes, which is approximately four times faster than Bitcoin’s block production. Horizen halvings also occur every 840,000 blocks, unlike Bitcoin’s halvings that occur every 210,000 blocks. The Horizen mining difficulty is also roughly one-millionth of Bitcoin’s, making it easier to mine blocks and earn rewards. Additionally, Horizen and Bitcoin both have a maximum supply of 21 million coins. Horizen has a current circulating supply of approximately 14.2 million coins, which is less than Bitcoin’s current circulating supply of approximately 19.5 million coins. As of September 30, 2023, the 24-hour trading volume of Horizen and Bitcoin were approximately $5.8 million and $1.4 billion, respectively. As of September 30, 2023, the aggregate market value of Horizen was $110.4 million, as compared to the $525.9 billion aggregate value of Bitcoin. As of September 30, 2023, ZEN was the 182nd largest digital asset by market capitalization, as tracked by CoinMarketCap.com.

The Horizen Network is one of a number of projects intended to enhance blockchain technology. One of the Horizen Network’s primary enhancements of the blockchain was to add additional layers of confidentiality to traditional blockchain infrastructure so that users could engage in transactions and selectively disclose details related to those transactions. ZEN accomplished this level of confidentiality by using novel cryptographic protocols called Zero-Knowledge Succinct Non-Interactive Argument of Knowledge (“zk-SNARKs”) to protect both the amount and the sender and recipient of the transaction. The result was a confidential transaction known as a “shielded” transaction, which was distinct from a public transaction on the Horizen Network, known as an “unshielded” transaction. From the inception of the Horizen Network through September 30, 2022, approximately 22% of Horizen transactions had been unshielded, approximately 4% involved one party utilizing a shielded address, and approximately 74% involved both parties utilizing a shielded address. However, in September 2023, Horizen implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network will no longer support transactions from unshielded addresses to shielded addresses. As of September 30, 2023, approximately 88% of Horizen transactions had been unshielded, approximately 11% involved one party utilizing a shielded address, and approximately 1% involved both parties utilizing a shielded address. See “—Overview of the ZEN Industry and Market” for additional information on the Horizen Network’s historical selective privacy-preserving features and recent upgrades.

As of September 30, 2023, the Trust holds approximately 4.2% of the ZEN in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Horizen Network. As a decentralized digital asset network, the Horizen Network consists of several stakeholders, including core developers of ZEN, users, services, businesses, miners and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of ZEN confers no such rights.

On January 11, 2019, the Trust changed its name from Horizen Investment Trust to Grayscale Horizen Trust (ZEN) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State. The Trust issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of ZEN. The Shares are quoted on OTC Markets Group Inc.’s OTCQX® Best Market (“OTCQX”) under the ticker symbol “HZEN.”

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

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the number of ZEN required to create a Basket of Shares, multiplied by the “Reference Rate Price,” which is a volume-weighted average price in U.S. dollars for the immediately preceding 24-hour period derived from data collected from Digital Asset Exchanges trading ZEN selected by the Reference Rate Provider as of 4:00 p.m., New York time, and included in the CoinDesk Horizen Reference Rate (the “Reference Rate”), on each business day. The Reference Rate Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.” On June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the exchange was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Exchanges as part of its review. As a result of this removal, there were no longer sufficient Constituent Exchanges for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Exchange selection methodology described in “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Exchange Selection” below. If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Reference Rate Provider”). Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

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

The Sponsor maintains an Internet website at www.grayscale.com/crypto-products/grayscale-horizen-trust/, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

For example, from October 19, 2021 to September 30, 2023, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 127%, the average premium was 20%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust's Digital Asset Holdings per Share was 54%, and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 19, 2021 and September 30, 2023, has been quoted at a discount on 342 days. As of September 29, 2023, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 11% to the Trust’s Digital Asset Holdings per

Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s Digital Asset Holdings per Share, which may cause the Shares to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s Digital Asset Holdings per Share.

Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. Because the Trust does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Trust currently has no intention of seeking regulatory approval from the SEC to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium or discount at which the Shares trade on OTCQX over or below such value, respectively, which at times has been substantial.

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that ZEN is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that ZEN is a security, the Sponsor does not intend to permit the Trust to continue holding ZEN in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940 (the “Investment Company Act”)). See “—Description of the Trust Agreement—The Trustee—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to participate in Digital Asset Markets through an investment in securities. As of September 30, 2023, each Share represented approximately 0.0879 ZEN. The logistics of accepting, transferring and safekeeping of ZEN are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Trust and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Sponsor. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Sponsor believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.grayscale.com/crypto-products/grayscale-horizen-trust/.
•
Minimal Credit Risk. The Shares represent an interest in actual ZEN owned by the Trust. The Trust’s ZEN are not subject to borrowing arrangements with third parties and are subject to counterparty and credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and futures traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the ZEN for the Trust using offline storage, or “cold storage”, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from competing digital asset financial vehicles in the following ways:

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
•
Custodian Audits. The Custodian has agreed to allow the Trust and the Sponsor to take such steps as necessary to verify that satisfactory internal control system and procedures are in place.
•
Directly Held ZEN. The Trust directly owns actual ZEN held through the Custodian. This may differ from other digital asset financial vehicles that provide ZEN exposure through other means, such as the use of financial or derivative instruments.
•
Sponsor’s Fee. The Sponsor’s Fee is a competitive factor that may influence the value of the Shares.

Activities of the Trust

The activities of the Trust are limited to (i) issuing Baskets in exchange for ZEN transferred to the Trust as consideration in connection with the creations, (ii) transferring or selling ZEN, Incidental Rights and IR Virtual Currency as necessary to cover the Sponsor’s Fee and/or any Additional Trust Expenses, (iii) transferring ZEN in exchange for Baskets surrendered for redemption (subject to obtaining regulatory approval from the SEC and approval from the Sponsor), (iv) causing the Sponsor to sell ZEN, Incidental Rights and IR Virtual Currency on the termination of the Trust, (v) making distributions of Incidental Rights and/or IR Virtual Currency or cash from the sale thereof and (vi) engaging in all administrative and security procedures necessary to accomplish such activities in accordance with the provisions of the Trust Agreement, the Custodian Agreement, the Reference Rate License Agreement, the Secondary Reference Rate Provider Agreement and the Participant Agreements.

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

The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. In the event the Sponsor decides to sell any Incidental Right or IR Virtual Currency, it would expect to execute the sale to or through an eligible financial institution that is subject to federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, which may include an Authorized Participant, a Liquidity Provider (as defined below in “—Service Providers to the Trust—Authorized Participants”), or one or more of their affiliates. In either case, the Sponsor expects that an Authorized Participant or Liquidity Provider would only be willing to transact with the Sponsor on behalf of the Trust if an Authorized Participant or Liquidity Provider considered it possible to trade the Incidental Right or IR Virtual Currency on a Digital Asset Exchange or other venue to which the Authorized Participant or Liquidity Provider has access. Generally, any such Authorized Participant or Liquidity Provider would have access only to Digital Asset Exchanges or other venues that it reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

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

Overview of the ZEN Industry and Market

Horizen, or ZEN, is a digital asset that is created and transmitted through the operations of the peer-to-peer Horizen Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Horizen Network, the infrastructure of which is collectively maintained by a decentralized user base. The Horizen Network allows people to exchange tokens of value, called ZEN, which are recorded on a public transaction ledger known as a blockchain. ZEN can be used to pay for goods and services, including computational power on the Horizen Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Markets or in individual end-user-to-end-user transactions under a barter system.

The Horizen Network is one of a number of projects intended to enhance blockchain technology. One of the Horizen Network’s primary enhancements of the blockchain was to add additional layers of confidentiality to traditional blockchain infrastructure so that users could make transactions and selectively disclose details related to those transactions. ZEN accomplished this level of confidentiality by using novel cryptographic zk-SNARKs to protect both the amount and the sender and recipient of the transaction. The result was a confidential transaction known as a “shielded” transaction. From the inception of the Horizen Network through September 30, 2022, approximately 22% of Horizen transactions had been unshielded, approximately 4% involved one party utilizing a shielded address, and approximately 74% involved both parties utilizing a shielded address. However, in September 2023, Horizen implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network will no longer support transactions from unshielded addresses to shielded addresses. As of September 30, 2023, approximately 88% of Horizen transactions had been unshielded, approximately 11% involved one party utilizing a shielded address, and approximately 1% involved both parties utilizing a shielded address.

The Horizen Network was launched on May 23, 2017 as “ZenCash” by a team of scientists, cryptographers, engineers and advisers of the Horizen Blockchain Foundation (the “Foundation”), bringing into existence the first ZEN tokens. In this role, the Foundation supports the development of ZEN by, among other things, reviewing and implementing upgrades that become part of the main implementation of ZEN. The Horizen Network was created through a fork of the Zclassic protocol, which in turn was created through a clone of the Zcash blockchain, which in turn was created through a clone of the Bitcoin blockchain, the first and most widely used blockchain. Zcash was the first digital asset protocol to introduce zk-SNARKs. The Zclassic protocol is substantially similar to the Zcash protocol except that it changed key economic and governance parameters, including removing a 20% block reward that is distributed to a group of Zcash founders, investors, employees and advisers as a “founders reward” for the first four years of the Zcash network’s operation. The ZEN blockchain further forked the Zclassic protocol to develop a platform with additional changes to the economic, governance and technical parameters of the network, as described below.

Unlike Zcash and Zclassic, which were originally designed to apply the privacy-preserving features of zk-SNARKs to financial transactions, the creators of Horizen realized that zk-SNARKs had wider applications beyond the privacy-preserving financial transactions, such as privacy-preserving messaging and publishing. The creators of Horizen principally achieved this by expanding beyond a single layer blockchain to utilize two-layer parallel blockchains. As a result, today the Horizen Network is comprised of two core blockchain layers: (1) the main Horizen Blockchain, which serves as the base layer for a simple Peer-2-Peer (P2P) digital asset protocol and (2) parallel blockchains (each a “Sidechain” and collectively, “Sidechains”), which provide for additional functionality and blockchain application features. In this sense, Horizen is a “blockchain-of-blockchains.” Both the Horizen Blockchain and Sidechains share a common digital asset, ZEN. On the Horizen Blockchain, ZEN can be used as a P2P digital asset, like Bitcoin and Zcash, and on the Sidechains, ZEN can be used to fuel decentralized applications (dApps) and smart contracts, like Ethereum. With all of these functionalities, the Horizen Network seeks to create a high-performing platform for money, media and messaging.

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

Overview of the Horizen Network’s Operations

In order to own, transfer or use ZEN directly on the Horizen Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Horizen Network. ZEN transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending ZEN, a user must notify the Horizen Network of the transaction by broadcasting certain transaction data to its network peers. The Horizen Network provides confirmation against double-spending by memorializing transactions in the Horizen Blockchain, in the case of public transactions, or through zk-SNARK zero-knowledge proofs in the case of shielded transactions. This memorialization and verification against double-spending is accomplished through the Horizen Network mining process, which adds “blocks” of data, including certain transaction information, to the Horizen Blockchain. Although the Horizen Network is publicly accessible, shielded transactions do not, by design, have the same level of transparency as the Bitcoin blockchain.

Brief Description of ZEN Transfers

There are two types of transactions that can occur on the Horizen Network: (1) unshielded transactions, which are similar to the transactions that take place on other blockchains, such as the Bitcoin network and the Ethereum network and (2) shielded transactions, which maintain a higher degree of privacy compared to shielded transactions.

Prior to engaging in ZEN transactions directly on the Horizen Network, a user generally must first install on its computer or mobile device a Horizen Network software program that will allow the user to generate a private and public key pair associated with a ZEN address, commonly referred to as a “wallet.” The Horizen Network software program and the ZEN address also enable the user to connect to the Horizen Network and transfer ZEN to, and receive ZEN from, other users.

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

Upon the addition of a block included in the Horizen Blockchain, the Horizen Network software program of both the spending party and the receiving party will show confirmation of the transaction on the Horizen Blockchain and reflect an adjustment to the ZEN balance in each party’s Horizen Network public key, completing the ZEN transaction. Once a transaction is confirmed on the Horizen Blockchain, it is irreversible.Shielded transactions utilize a scientific breakthrough in the field of cryptography known as

“zero-knowledge proofs.” Zero-knowledge proofs allow users to prove knowledge of some facts about hidden information without revealing that information by encrypting certain aspects of the transaction. Ordinarily, if a blockchain’s transaction data is encrypted, nodes in the blockchain cannot determine whether senders really held the tokens they sent, whether they previously sent it to someone else or whether they never had it in the first place. The encrypted data becomes unverifiable by network nodes.

With ZEN, a particular type of zero-knowledge proof called zk-SNARKs solves this problem. In a ZEN shielded transaction, the sender provides a string of data that makes up the “zero-knowledge proof” and encrypted transaction data, which proves properties of the encrypted data cryptographically, including that the sender could not have generated a specific string unless the sender had ownership over the private key and unless the input and output values were equal. The proof also guarantees creation of a unique nullifier which is used to mark tokens as spent, when they are, in fact spent. In other words, zero-knowledge proofs allow verifiability without compromising confidentiality. Shielded transactions must involve a “shielded address,” or an address capable of utilizing zero-knowledge proof technologies in its transactions. By default, ZEN is stored in unshielded addresses unless or until they are sent to a shielded address.

Shielded transactions may: (1) involve only shielded addresses, in which the identity of the transacting parties and the amount sent is hidden, or (2) involve a mix of shielded and unshielded addresses, in which the identity of the shielded addresses is hidden but the identity of the unshielded address and the amount sent are publicly known. Following the deprecation of privacy shields from the Horizen Network in September 2023, transactions sent from unshielded addresses to shielded addresses are no longer possible on the Horizen Network, and the amount of ZEN remaining in shielded addresses, and, therefore, the amounts of ZEN involved in shielded transactions, is expected to decrease over time.

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

Staking Process

The Horizen Network also relies on a proof-of-stake algorithm for certain functionalities. Under a proof-of-stake ecosystem, the validating node, known as a validator, locks up an amount of his or her coins to verify a block of transactions in a process that requires less computing power and electricity. Validators can participate in block production by posting a security deposit, or bond. After posting a bond, one may bet on which block will be included next. Validators make money by betting with the eventual consensus and lose money by betting against the consensus. Any cryptographically-provable misbehavior results in the forfeiture of the bond. Moreover, an honest validator is expected to have very low costs, compared to the costs an attacker would incur. On the Horizen Network, Secure Nodes and Super Nodes stake their coins. See “—Market Participants” below for more information.

Limits on ZEN Supply

The Horizen Network is structured to allow a maximum of 21 million ZEN to be created, which are mined over time with the creation of each new block. At inception, 12.5 ZEN were created every 2.5 minutes, on average. Of each block of newly created ZEN, 60% is distributed to miners, 10% is distributed to Secure Nodes, 10% is distributed to Super Nodes and 20% is distributed to the Foundation. Every four years, the rate of ZEN being created will halve, just as it does for Bitcoin. Thus, in December 2020, the reward was halved to 6.25 ZEN for every block, and will again be halved to 3.125 in December 2024.

As of September 30, 2023, approximately 14.2 million ZEN were outstanding, and estimates of when the 21 million ZEN limitation will be reached range from at or near the year 2051.

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

For example, in June 2018, an upgrade was implemented to the Horizen Network to make it more computationally and economically expensive to privately mine blocks and later introduce those blocks to the valid Horizen Blockchain. The purpose of this upgrade was to significantly increase the difficulty of 51% attacks through delayed block submissions. In another example, in September 2023, an upgrade was implemented on the Horizen Network to remove the ability to transfer ZEN from unshielded to shielded addresses. As an effect, ZEN could be transferred out of shielded addresses, but could not be transferred into them, with the intention of reducing the amount of ZEN that could be transacted with privacy-preserving features over time. The purpose of this upgrade was to deprecate privacy shields and cause Horizen to no longer be considered a “privacy coin.”

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

ZEN Value

Digital Asset Exchange Valuation

The value of ZEN is determined by the value that various market participants place on ZEN through their transactions. The most common means of determining the value of a ZEN is by surveying one or more Digital Asset Exchanges where ZEN is traded publicly and transparently (e.g., Coinbase, Binance and Bittrex). Additionally, there are over-the-counter dealers or market makers that transact in ZEN.

Digital Asset Exchange Public Market Data

On each online Digital Asset Exchange, ZEN is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro or by the widely used cryptocurrency Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

Effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the exchange was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Exchanges as part of its review. As a result of this removal, there were no longer sufficient Constituent Exchanges for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Exchange selection methodology described in “—The Reference Rate and the Reference Rate Price—Constituent Exchange Selection” below. If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider. As of September 30, 2023, the Digital Asset Exchanges included in the Reference Rate and used to determine the Reference Rate Price are Coinbase, Binance, Gate.io, and OKX.

Currently, there are several Digital Asset Exchanges operating worldwide and online Digital Asset Exchanges represent a substantial percentage of ZEN buying and selling activity and provide the most data with respect to prevailing valuations of ZEN. These exchanges include established exchanges such as exchanges included in the Reference Rate which provide a number of options for buying and selling ZEN. The below tables reflect the trading volume in ZEN and market share of the ZEN-U.S. dollar, ZEN-BTC and ZEN-USDT trading pairs of each of the Digital Asset Exchanges considered when determining the Reference Rate Price as of September 30, 2023, using data reported by the Reference Rate Provider since inception of the Trust:

Digital Asset Exchanges included in the Reference Rate as of September 30, 2023	Volume (ZEN)(1)	Market Share(2)
Coinbase	10,521,550	56.77%
Total ZEN-U.S. Dollar trading pair	10,521,550	56.77%

Digital Asset Exchanges included in the Reference Rate as of September 30, 2023	Volume (ZEN)(1)	Market Share(3)
Binance	64,610,239	88.33%
Total ZEN-BTC trading pair	64,610,239	88.33%

Digital Asset Exchanges included in the Reference Rate as of September 30, 2023	Volume (ZEN)(1)	Market Share(4)
Binance	28,366,289	90.01%
OKX	2,640,701	8.38%
Gate.io	507,495	1.61%
Total ZEN-USDT trading pair	31,514,485	100.00%

(1)
On January 4, 2023, CoinDesk Indices, Inc., the Reference Rate Provider, removed Bittrex (ZEN/USD) from the Reference Rate due to the exchange failing the Reference Rate Provider’s minimum liquidity requirement, and did not add any Constituent Exchanges as part of its scheduled quarterly review. On April 4, 2023, the Reference Rate Provider added Bittrex (ZEN/USD) to the Reference Rate due to the exchange meeting the Reference Rate Provider’s minimum liquidity requirement, and did not remove any Constituent Exchanges as part of its scheduled quarterly review. On April 21, 2023, the Reference Rate Provider removed Bittrex (ZEN/USD) from the Reference Rate due to Bittrex’s announcement that the exchange will no longer service U.S. customers, and did not add any Constituent Exchanges as part of its review. On June 16, 2023, the Reference Rate Provider removed Binance.US (ZEN/USD) from the Reference Rate due to Binance.US’s announcement that the exchange is suspending U.S. dollar (“USD”) deposits and withdrawals and plans to delist its USD trading pairs, and did not add any Constituent Exchanges as part of its review. As a result of this removal, there were no longer sufficient Constituent Exchanges for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Exchange selection methodology described in

“—The Reference Rate and the Reference Rate Price—Constituent Exchange Selection.” If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.
(2)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Exchanges, including Coinbase, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that were not included in the Reference Rate as of September 30, 2023, including Binance.US and Bittrex.
(3)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Exchanges, including Binance, as well as certain other large U.S.-dollar denominated Digital Asset Exchanges that were not included in the Reference Rate as of September 30, 2023, including Bittrex.
(4)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Exchanges, including Binance, Gate.io, and OKX.

The domicile, regulation and legal compliance of the Digital Asset Exchanges included in the Reference Rate varies. Information regarding each Digital Asset Exchange may be found, where available, on the websites for such Digital Asset Exchanges, among other places.

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the constituent Digital Asset Exchanges of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended September 30, 2023, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Reference Rate and Reference Rate Price was 32.96% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Reference Rate and the Reference Rate Price was 21.60%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Reference Rate and Reference Rate Price was 0.12%. All Digital Asset Exchanges that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN.

The Reference Rate and the Reference Rate Price

The Reference Rate is a U.S. dollar-denominated composite reference rate for the price of ZEN. The Reference Rate is designed to provide a semi real-time, volume-weighted value of ZEN.

The Reference Rate Price is determined by the Reference Rate Provider through a process in which trade data from the Digital Asset Exchanges included in the Reference Rate is compiled to calculate a volume-weighted average price. Pursuant to the set of rules described under “—Determination of the Reference Rate Price When Reference Rate is Unavailable,” effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”), as further described under “—Determination of the Secondary Reference Rate Price.”

Determination of the Reference Rate Price

The Reference Rate Price for ZEN is calculated daily at 4:00 p.m., New York time, by the Reference Rate Provider using a volume-weighted average price across the Constituent Exchanges over the prior 24-hour period. Price and volume inputs are sourced from the Constituent Exchanges. Price and volume inputs are weighted as received with no further adjustments made to the weighting of each exchange based on market anomalies observed on a Constituent Exchange or otherwise.

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

Constituent Exchange Selection

The Digital Asset Exchanges that are included in the Reference Rate are selected by the Reference Rate Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For an exchange to become a Constituent Exchange, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Sufficient USD liquidity relative to the size of the listed assets;
•
No evidence in the past 12 months of trading restrictions on individuals or entities that would otherwise meet the exchange’s eligibility requirements to trade;
•
No evidence in the past 12 months of undisclosed restrictions on deposits or withdrawals from user accounts;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly-owned ownership entity;
•
Publicly available language and policies addressing legal and regulatory compliance in the US, including KYC (Know Your Customer), AML (Anti-Money Laundering) and other policies designed to comply with relevant regulations that might apply to it;
•
Be a US-domiciled exchange or a non-US domiciled exchange that is able to service US investors; and
•
Offer programmatic spot trading of the trading pair, and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

A Digital Asset Exchange is removed from the Constituent Exchanges when it no longer satisfies the Inclusion Criteria. The Reference Rate Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Exchanges. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. ZEN derivative markets are also not currently included. While the Reference Rate Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Reference Rate Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of ZEN derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Reference Rate Provider and the Sponsor have entered into a reference rate license agreement, dated as of February 1, 2022 (as amended, the “Reference Rate License Agreement”), governing the Sponsor’s use of the Reference Rate Price. Pursuant to the terms of the Reference Rate License Agreement, the Reference Rate Provider may adjust the calculation methodology for the Reference Rate Price without notice to, or consent of, the Trust or its shareholders. The Reference Rate Provider has sole discretion over the determination of Reference Rate Price and may change the methodologies for determining the Reference Rate Price from time to time.

The Reference Rate Provider may change the trading venues that are included in the Reference Rate or otherwise change the way in which the Reference Rate is calculated at any time. For example, the Reference Rate Provider has scheduled quarterly reviews in which it may add or remove Constituent Exchanges that satisfy or fail the Inclusion Criteria. The Reference Rate Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Reference Rate Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of any material changes to the Constituent Exchanges, including any additions or removals of the Constituent Exchanges, in addition to issuing press releases in connection with the same. The Sponsor will notify investors of any such material event by filing a current report on Form 8-K. Although the Reference Rate methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Exchange, the unannounced closure of operations on a Digital Asset Exchange, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Reference Rate Provider would issue a public announcement through its website, API and other established communication channels with its clients.

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

Determination of the Secondary Reference Rate Price

The Secondary Reference Rate Price for ZEN is calculated daily at 4:00 p.m., New York time, by Coin Metrics, Inc., the Secondary Reference Rate Provider, using a volume-weighted median price across the Digital Asset Exchanges included in the Secondary Reference Rate over the prior 60-minute period. The Secondary Reference Rate Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight.

The Digital Asset Exchanges that are included in the Secondary Reference Rate are selected by the Secondary Reference Rate Provider utilizing a methodology that is guided by the Secondary Reference Rate Provider’s “trusted exchange” framework which assesses exchanges for presence of organic trade volume, using features such as fake volume tests and regulatory features. For an exchange to be included in the Secondary Reference Rate, exchanges are evaluated by the Secondary Reference Rate Provider based on the below criteria:

•
Data quality;
•
Regulatory compliance;
•
Transparency;
•
Resilience and security; and
•
Technical infrastructure and API quality.

The Secondary Reference Rate Provider may change the trading venues that are included in the Secondary Reference Rate or otherwise change the way in which the Secondary Reference Rate is calculated at any time.

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

2.
Reference Rate Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Reference Rate Provider”). The Secondary Reference Rate Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. If the Secondary Reference Rate becomes unavailable, or if the Sponsor determines in good faith that the Secondary Reference Rate does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Reference Rate Provider to obtain the Secondary Reference Rate Price directly from the Secondary Reference Rate Provider. If after such contact the Secondary Reference Rate remains unavailable or the Sponsor continues to believe in good faith that the Secondary Reference Rate does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Reference Rate Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
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

Forms of Attack Against the Horizen Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Horizen Network contains certain flaws. For example, the Horizen Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate the Horizen Blockchain. On June 2, 2018, the Horizen Network was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen Network. The attack was the result of delayed submission of blocks to the Horizen Network. The team behind the ZEN has since begun to implement mitigation procedures to significantly increase the difficulty of attacks of this nature by introducing a penalty for delayed block submissions. The result is that it became more computationally and economically expensive to privately mine blocks and later introduce those blocks to the public Horizen Network as the valid Horizen Blockchain.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of digital assets. Any similar attacks on the Horizen Network that impact the ability to transfer ZEN could have a material adverse effect on the price of ZEN and the value of the Shares. Because ZEN was created as a privacy-preserving digital asset, it is also subject to certain types of attacks that may go undetected. For example, on February 5, 2019, the team behind Zcash, another zk-SNARKs-based protocol, announced that it discovered a vulnerability in zk-SNARKs that also existed on the Horizen Network and was subsequently patched on the Horizen Network in connection with a protocol upgrade in November 2018. The vulnerability was a counterfeiting vulnerability that could have allowed an attacker to exploit a flaw in the zero-knowledge proof cryptography to act differently than intended and to create fake ZEN on the Horizen Network without being detected. Although the privacy features prevent one from being certain no ZEN were counterfeited, the team behind Horizen found no evidence that counterfeiting occurred prior to the patch and believes the vulnerability has been fully remediated. See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—The cryptography used to enhance the privacy of transactions on the Horizen Network is new and could ultimately fail, or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEN may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ZEN and the value of the Shares.”

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

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of ZEN. For example, Coinbase, Binance, Gate.io, and OKX are some of the largest Digital Asset Exchanges by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store ZEN for users. As the Horizen Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Horizen Network.

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com as of September 30, 2023, have been developed since the inception of Bitcoin, currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ZEN has enjoyed some success in its limited history, the aggregate value of outstanding ZEN is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In particular, Ethereum, Polkadot and Cosmos are three sidechain-oriented digital assets that are direct competitors to ZEN. Usage by any other digital asset network of these features could cause them to gain greater or more rapid acceptance than the Horizen Network.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings are subject to securities regulations. In particular, in June 2023, the SEC brought charges against Binance and Coinbase, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of ZEN, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. At the same time, the chair has also stated that the SEC has authority under existing laws to regulate the digital asset sector and several enforcement actions were filed against digital asset exchanges during the first half of 2023.

The SEC has also recently proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Exchange Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

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
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets.
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023 and is expected to come into effect in 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Exchanges. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ZEN by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Horizen ecosystem in the United States and globally, or otherwise negatively affect the value of ZEN held by the Trust. The effect of any future regulatory change on the Trust or the ZEN held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.”

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

Each Share represented approximately 0.0879 ZEN as of September 30, 2023. Each Share in the initial Baskets represented approximately 0.1000 ZEN. The number of ZEN required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s ZEN to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share” and “Item 1A.

Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

The Sponsor will determine the Trust’s Digital Asset Holdings on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the Digital Asset Holdings per Share, which equals the Digital Asset Holdings divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on the Trust’s website, www.grayscale.com/crypto-products/grayscale-horizen-trust/, as soon as practicable after the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share have been determined by the Sponsor. See “—Valuation of ZEN and Determination of Digital Asset Holdings.”

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

ZEN pricing information is available on a 24-hour basis from various financial information service providers or Horizen Network information sites, such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Exchanges. As of September 30, 2023, the Digital Asset Exchanges considered when determining the Reference Rate Price were Coinbase, Binance, Gate.io and OKX. The Reference Rate Provider may remove or add Digital Asset Exchanges to the Reference Rate in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, CT 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Sponsor and Genesis Global Trading, Inc. (“Genesis”) agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Sponsor, the Trust and Genesis, pursuant to which Genesis assisted the Sponsor in distributing the Shares, as described further in “—Authorized Participants”. As a result, effective October 3, 2022, Genesis has no longer acted as the distributor and marketer of the Shares of the Trust.

Reference Rate License Agreement

The Sponsor has entered into the Reference Rate License Agreement with CoinDesk Indices, Inc., the Reference Rate Provider, governing the Sponsor’s use of the Reference Rate for calculation of the Reference Rate Price. The Reference Rate Provider may adjust the calculation methodology for the Reference Rate without notice to, or consent of, the Trust or its shareholders. Under the Reference Rate License Agreement, the Sponsor pays a monthly fee and a fee based on the Digital Asset Holdings of the Trust to the Reference Rate Provider in consideration of its license to the Sponsor of Reference Rate-related intellectual property. The initial term of the Reference Rate License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Reference Rate License Agreement. On June 20, 2023, the Sponsor and the Reference Rate Provider, entered into an amendment to the Reference Rate License Agreement to extend the initial term of the Reference Rate License Agreement from February 29, 2024, to February 28, 2025. Thereafter, the Reference Rate License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Reference Rate License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Reference Rate License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Reference Rate License Agreement. On June 20, 2023, the Sponsor and the Reference Rate Provider entered into an amendment to the Reference Rate License Agreement to extend the term of the Reference Rate License Agreement from February 29, 2024, to February 28, 2025.

Secondary Reference Rate Provider Agreement

The Sponsor is a party to a Master Services Agreement dated August 4, 2020 (the “Secondary Reference Rate Provider Agreement”) with Coin Metrics, Inc., the Secondary Reference Rate Provider. Under the Secondary Reference Rate Provider Agreement, the Sponsor and the Secondary Reference Rate Provider entered into an order form dated March 17, 2022 pursuant to which the Sponsor pays a monthly fee to the Secondary Reference Rate Provider in consideration of its license to the Sponsor to use the Secondary Reference Rate as the Secondary Reference Rate Price when the Reference Rate Price is unavailable. The Secondary Reference Rate Provider may adjust the calculation methodology for the Secondary Reference Rate Price without notice to, or consent of, the Trust or its shareholders. The term of the Secondary Reference Rate Provider Agreement is from August 4, 2020 until terminated, and the term of the current order form is from March 17, 2022 through March 16, 2024. Thereafter, the order form will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Secondary Reference Rate Provider Agreement is terminable by either party in the event of a material breach that remains uncured for thirty days after written notice of such breach. Either party may also terminate the Secondary Reference Rate Provider Agreement under certain circumstances, including with respect to the other party’s insolvency, bankruptcy or analogous event. Further, either party may terminate the Secondary Reference Rate Provider Agreement upon thirty days’ prior written notice in the event of (i) final adoption of any legislation or regulation that materially impairs either party’s ability to perform or (ii) any litigation or regulatory proceeding being commenced that would have a material adverse effect upon the ability of either party to perform.

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

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a ZEN wallet address that is known to the Custodian as belonging to the Authorized Participant, or such Authorized Participant’s designated representative engaged to source digital assets on behalf of the Authorized Participant (each such representative, a “Liquidity Provider”). A list of the current Authorized Participants can be obtained from the Sponsor. Prior to October 3, 2022, Genesis (in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant, and was party to a participant agreement with the Sponsor and the Trust.

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust, and terminated its participant agreement with Genesis, dated January 11, 2019, among the Sponsor, the Trust and Genesis, which provided the procedures for the creation of Shares. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but served as a Liquidity Provider to Grayscale Securities from October 3, 2022 through September 12, 2023.

As of the date of this Annual Report, Grayscale Securities is the only acting Authorized Participant. The Sponsor intends to engage additional Authorized Participants that are unaffiliated with the Trust in the future.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Custodian Agreement is available for inspection at the Sponsor’s principal office identified herein.

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

The Distributor and Marketer

Prior to October 3, 2022, Genesis was the distributor and marketer of the Shares. Since October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares and Genesis ceased acting as the distributor and marketer of the Shares of the Trust. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

In its capacity as distributor and marketer, Grayscale Securities assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/crypto-products/grayscale-horizen-trust/; and executing the marketing plan for the Trust. Grayscale Securities is an affiliate of the Sponsor.

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of September 30, 2023, each Share represented approximately 0.0879 ZEN. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the number of ZEN represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

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

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the number of whole and fractional ZEN represented by each Basket being created, which is determined by dividing (x) the number of ZEN owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the number of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The number of ZEN represented by a Share will gradually decrease over time as the Trust’s ZEN is used to pay the Trust’s expenses. As of September 30, 2023, each Share represented approximately 0.0879 ZEN. Information regarding the number of ZEN represented by each Share is posted to the Trust’s website daily at www.grayscale.com/crypto-products/grayscale-horizen-trust/.

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

Valuation of ZEN and Determination of Digital Asset Holdings

The Sponsor will evaluate the ZEN held by the Trust and determine the Digital Asset Holdings of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s ZEN and the Digital Asset Holdings calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

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

In the event of a hard fork of the Horizen Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Horizen Network, is generally accepted as the network for ZEN and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of ZEN, users, services, businesses, miners and other constituencies and (ii) the actual continued acceptance of, mining power on and community engagement with the Horizen Network.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering ZEN, Incidental Rights and/or IR Virtual Currency. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor ZEN, Incidental Rights and/or IR Virtual Currency in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ZEN, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

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

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number Shares owned by such shareholders by the total number of Shares outstanding. Shareholders may determine the total number of Shares outstanding by reviewing the Trust’s annual filings on Form 10-K, quarterly filings on Form 10-Q and current reports on Form 8-K reporting sales of unregistered securities pursuant to Item 3.02 thereof, or by requesting the number of Shares outstanding at any time from the Sponsor pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

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

The Sponsor is not aware of any reason to believe that Section 7.4 of the Trust Agreement is not enforceable under state or federal law. The Court of Chancery of Delaware has stated that “[t]he DSTA is enabling in nature and, as such, permits a trust through its declarations of trust to delineate additional standards and requirements with which a stockholder-plaintiff must comply to proceed derivatively in the name of the trust.” Hartsel v. Vanguard Group, Inc., Del. Ch. June 15, 2011. However, there is limited case law addressing the enforceability of provisions like Section 7.4 under state and federal law and it is possible that this provision would not be enforced by a court in another jurisdiction or under other circumstances.

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

The Sponsor may determine that it is desirable or advisable to discontinue the affairs of the Trust for a variety of reasons. For example, the Sponsor may terminate the Trust if a federal court upholds an allegation that ZEN is a security under the federal securities laws.

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

The Custodian Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ZEN in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Custodian Agreement, the Custodian represents and warrants that it has no right, interest, or title in the ZEN held in the Digital Asset Account, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as an asset on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. The Custodian Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). The Custodian’s parent, Coinbase Global, Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ZEN and to the operations of the Trust.”

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

The Custodian reserves the right to refuse to process or to cancel any pending Custody Transaction as required by law or in response to a subpoena, court order, or other binding government order or to enforce transaction, threshold, and condition limits, in each case as communicated to the Trust and the Sponsor as soon as reasonably practicable where the Custodian is permitted to do so, or if the Custodian reasonably believes that the Custody Transaction may violate or facilitate the violation of an applicable law, regulation or applicable rule of a governmental authority or self-regulatory organization. The Custodian may suspend or restrict the Trust’s and Sponsor’s access to the Custodial Services, and/or deactivate, terminate or cancel the Digital Asset Account if the Trust or Sponsor has taken certain actions, including any Prohibited Use or Prohibited Business as set forth in the Custodian Agreement, or if the Custodian is required to do so by a subpoena, court order, or other binding government order.

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

Subject to any legal and regulatory requirements, in order to support the Trust’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to Digital Asset Accounts owned by any Authorized Participant, or its Liquidity Provider, the Custodian will use commercially reasonable efforts to cooperate with the Trust and Sponsor to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive a ZEN address for deposits by Authorized Participants, or a Liquidity Provider on behalf of an Authorized Participant, and to initiate withdrawals to ZEN addresses controlled by Authorized Participants or their Liquidity Providers.

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

The Trust and the Sponsor obtain and perform a comprehensive review of the Services Organization Controls (“SOC”) 1 report and SOC 2 each year. For additional information, see “—Description of Trust Documents—Description of the Custodian Agreement—Annual Certificate and Report.” In addition to the review of SOC 1 and SOC 2 reports, the Trust, the Sponsor and/or their respective auditors may inspect or audit the Custodian’s records in a variety of manners if considered necessary. Such processes, may include validating the existing balances as reflected on the Custodian’s user interface to nodes of the underlying blockchain and confirming that such digital assets are associated with its public keys to validate the existence and exclusive ownership of the digital assets. To validate software functionality of the private keys, the Trust may transfer a portion of its digital assets from one public key to another public key of the Trust.

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

•
Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;
•
The unregulated nature and lack of transparency surrounding the operations of Digital Asset Exchanges may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
The value of the Shares relates directly to the value of ZEN held by the Trust, the value of which may be highly volatile and subject to fluctuations;
•
Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, and a substantial discount to, the Digital Asset Holdings per Share;
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
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it could trigger early termination of the Trust; and
•
The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ZEN and to the operations of the Trust.

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

The trading prices of many digital assets, including ZEN, have experienced extreme volatility in recent periods and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including ZEN, experienced significant volatility throughout 2021 and 2022.

This volatility became extreme in November 2022 when FTX halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including ZEN, have continued to fluctuate widely to date in 2023.

Extreme volatility in the future, including further declines in the trading prices of ZEN, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of ZEN and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ZEN. For additional information that quantifies the volatility of ZEN prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ZEN Prices.”

Digital assets such as ZEN were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as ZEN were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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
•
Certain privacy-preserving features have been introduced to a number of digital asset networks. ZEN removed some of its privacy features in September 2023. Nevertheless, exchanges or businesses that facilitate transactions in ZEN may be at an increased risk of having banking services cut off if there is a concern its privacy features interfere with the performance of anti-money laundering duties and economic sanctions checks. For example, in September 2022, the Digital Asset Exchange Huobi delisted seven digital assets with privacy preserving features, including ZEN, a move that Huobi explained was “in compliance with the latest financial regulations.” However, in September 2023, Horizen implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network will no longer support transactions from unshielded addresses to shielded addresses. It is unclear whether the removal of those types of shielded transactions from Horizen would mitigate these concerns by regulators, law enforcement agencies, and other digital asset market participants regarding ZEN.
•
Users, developers and miners may otherwise switch to or adopt certain digital assets at the expense of their engagement with other digital asset networks, which may negatively impact those networks, including the Horizen Network.
•
ZEN is designed to foster sidechain operations, but it has not been widely adopted even in the context of ZEN transactions. If ZEN’s capabilities are not more widely utilized, it may struggle to compete with other digital assets.
•
Horizen’s privacy-preserving features may have been seen by some as primary attributes distinguishing ZEN from its competitors. Horizen's upgrade deprecating shielded pools could diminish ZEN's popularity, which could adversely affect the value of ZEN.

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

The governance of decentralized networks, such as the Horizen Network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Horizen Network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and miners were to adopt amendments to the Horizen Network based on the proposals of such core developers, the Horizen Network would be subject to new protocols that may adversely affect the value of ZEN.

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

In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning network-like technologies have not seen wide-scale use as of September 30, 2023. Additionally, questions remain regarding Lightning network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2020, Bitcoin transaction fees have increased from $0.28 per Bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of September 30, 2023, Bitcoin transaction fees stood at $2.10 per Bitcoin transaction, on average. ZEN transaction fees have ranged from $0.0009 on January 1, 2020, to as high as $0.015 on May 12, 2021. As of September 30, 2023, ZEN transaction fees stood at $0.0008 per ZEN transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for ZEN (e.g., micropayments), and could reduce demand for, and the price of, ZEN, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Horizen Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks are often developed by a diverse set of contributors and the perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to the Horizen Network is perceived as no longer contributing to the Horizen Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of ZEN, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

As of November 2023, the largest 100 ZEN wallets held approximately 58% of the ZEN in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of ZEN, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Because of the privacy-preserving features of the Horizen Network, it is not possible to determine whether such concentration of ownership of ZEN exists. If there is any such concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ZEN.

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
•
Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Horizen Blockchain or a software upgrade automatically charges fees for all transactions on the Horizen Network, the cost of using ZEN may increase and the marketplace may be reluctant to accept ZEN as a means of payment. Miners may demand higher transaction fees for a variety of reasons, including to compensate for reduction in the reward received for validating a block as a result of portions of each block reward going to Secure Nodes (10%), Super Nodes (10%) and the Horizen Blockchain Foundation (20%), or as a result of the halving of ZEN creation every four years in accordance with the Horizen Network protocol.
•
Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Horizen Network and force users to pay higher fees, thus reducing the attractiveness of the Horizen Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Horizen Network, the value of ZEN and the value of the Shares.
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

In addition, in response to a double-spend attack in June 2018, the team behind ZEN implemented mitigation procedures to make it more computationally and economically expensive to privately mine blocks and later introduce those blocks to the public Horizen Network as the valid Horizen Blockchain. If miners do not believe the transaction confirmation fees on the Horizen Network are adequate to compensate them for such increased computational difficulty and economic expense, they may demand higher transaction fees or cease recording transactions on the Horizen Network, which could result in a loss of confidence in the digital asset network and/or make it less attractive to users, any of which could have a material adverse effect on the value of ZEN and the value of the Shares of the Trust.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Horizen Network, or otherwise obtains control over the Horizen Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power on the Horizen Network, it may be able to alter the Blockchain on which transactions in ZEN rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Horizen Network or the ZEN community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Horizen Network.

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

Moreover, certain mining pools have exceeded in the past, and may exceed now or in Horizen’s future, the 50% threshold on the Horizen Network. For example, on June 2, 2018, the Horizen Network was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen Network. The attack was the result of delayed submission of blocks to the Horizen Network. The team behind ZEN has implemented mitigation procedures to significantly increase the difficulty of attacks of this nature by introducing a penalty for delayed block submissions. The result is that it became more computationally and economically expensive to privately mine blocks and later introduce those blocks to the public Horizen Network as the valid Horizen Blockchain. The failure of these or other mitigating steps, or any future attacks on the Horizen Network, could negatively impact the value of ZEN and the value of the Shares of the Trust.

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

The Horizen Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of ZEN adopt the modification. When a modification is introduced and a substantial majority of users and miners’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Horizen Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of ZEN running in parallel, yet lacking interchangeability. Some users of the original network may harbor ill will toward the new network, and vice versa. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of ETH held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

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

In principle a fork could change the source code for the Horizen Network, including the source code which limits the supply of ZEN to 21 million. There is no guarantee that the current 21 million supply cap for outstanding ZEN will not be changed. If a fork changing the 21 million supply cap is widely adopted, the limit on the supply of ZEN could be lifted, which could have an adverse impact on the value of ZEN and the value of the Shares.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum exchanges through at least October 2016. An Ethereum exchange announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital asset networks that rely on proof-of-work more susceptible to attack.

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

Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. Because of the privacy-enhancing features of the Horizen Network, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse the Horizen Network for such illicit purposes. As a result, businesses that facilitate transactions in ZEN may be at increased risk of potential criminal or civil lawsuits, or of having banking services cut off, if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In August 2019, for example, Coinbase UK delisted Zcash and in January 2021 Bittrex delisted Zcash as well as Monero and Dash, two other privacy-focused digital assets. Although neither exchange disclosed the reasons for such delisting and both exchanges subsequently relisted ZEC, it is believed that they were the result of the privacy-enhancing features of the digital assets, and there is a risk that digital asset exchanges may remove ZEN from their platforms as well. Other service providers of such businesses may also cut off services if there is a concern that the Horizen Network is being used to facilitate crime. Any of the aforementioned occurrences could adversely affect the price of ZEN, the attractiveness of the Horizen Network and an investment in the Shares of the Trust. It is unclear whether the removal of certain types of shielded transactions from Horizen in September 2023 would mitigate these concerns by regulators, law enforcement agencies, and other digital asset market participants regarding ZEN.

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

Since the fourth quarter of 2021 to date in 2023, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. On November 2, 2023, FTX’s former CEO was convicted of fraud and money laundering. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors. On October 19, 2023 the New York Attorney General brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD., Genesis Holdco, Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Exchanges in particular, including from the DOJ, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. The SEC’s actions against Binance and Coinbase led to further volatility in digital asset prices. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

These events have also led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG’s other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

Further, in March 2023, the FDIC accepted Silicon Valley Bank and Signature Bank into receivership. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Following these events, a number of companies that provide digital asset-related services have been unable to find banks that are willing to provide them with bank accounts and banking services. Although these events did not have a material impact on the Trust or the Sponsor, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

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

Many Digital Asset Exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. As a result, trading activity on or reported by these Digital Asset Exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on unregulated Digital Asset Exchanges was inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed exchanges located outside of the United States. Such reports may indicate that the Digital Asset Exchange Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Exchange Market than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Exchange Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ZEN and/or negatively affect the market perception of ZEN.

In addition, over the past several years, some Digital Asset Exchanges have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Exchanges. While smaller Digital Asset Exchanges are less likely to have the infrastructure and capitalization that make larger Digital Asset Exchanges more stable, larger Digital Asset Exchanges are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, in February 2014, Mt. Gox, the largest Digital Asset Exchange at the time, halted withdrawals of Bitcoin and subsequently filed for bankruptcy protection in Japan following a hack that resulted in the loss of several hundred thousand Bitcoin. In the two weeks following the halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other exchanges from around $795 to $578. Failure and shortcomings of large Digital Asset Exchanges have since continued; in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets, and in August 2016, it was reported that almost 120,000 Bitcoins worth around $78 million were stolen from Bitfinex. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. In January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Digital Asset Exchanges, Binance, was hacked, resulting in losses of approximately $40 million. More recently, in November 2022, FTX, another of the world’s largest Digital Asset Exchanges, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. While details and events surrounding the failure continue to develop, and it is unclear what the eventual impacts of its bankruptcy will be, it appears that fraud, security failures and operational problems all played a role in FTX’s issues. Moreover, Digital Asset Exchanges have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

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

The Reference Rate has a limited history and the Reference Rate Price is an average composite reference rate calculated using volume-weighted trading price data from various Digital Asset Exchanges chosen by the Reference Rate Provider. The Digital Asset Exchanges chosen by the Reference Rate Provider have also changed over time. For example, on January 4, 2023, CoinDesk Indices, Inc., the Reference Rate Provider, removed Bittrex from the Reference Rate due to the exchange not meeting the Reference Rate Provider’s minimum liquidity requirement, and did not add any Constituent Exchanges as part of its scheduled quarterly review. Thereafter, on April 4, 2023, the Reference Rate Provider added Bittrex back to the Reference Rate due to the exchange now meeting the Reference Rate Provider’s minimum liquidity requirement. Subsequently, on April 21, 2023, the Reference Rate Provider removed Bittrex from the Reference Rate due to Bittrex’s announcement that the exchange would no longer service U.S. customers. In addition, effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the exchange was suspending USD deposits and withdrawals and planned to delist its USD trading pairs. As a result of this removal, there were no longer sufficient Constituent Exchanges for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Exchange selection methodology described in “Item 1. Business— Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Exchange Selection.”

If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable”. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

The Reference Rate Provider may remove or add Digital Asset Exchanges to the Reference Rate in the future at its discretion. For more information on the inclusion criteria for Digital Asset Exchanges in the Reference Rate, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the constituent Digital Asset Exchanges of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Exchanges, including as a result of differences in fee structures or administrative procedures on different Digital Asset Exchanges. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended September 30, 2023, the maximum differential between the 4:00 p.m., New York time spot price of any single Digital Asset Exchange included in the Reference Rate and the Reference Rate Price was 32.96% and the average of the maximum differentials of the 4:00 p.m., New York time spot price of each Digital Asset Exchange included in the Reference Rate and the Reference Rate Price was 21.60%. During this same period, the average differential between the 4:00 p.m., New York time spot prices of all the Digital Asset Exchanges included in the Reference Rate and the Reference Rate Price was 0.12%. All Digital Asset Exchanges that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN, which could adversely affect the value of the Shares.

The Reference Rate Price used to calculate the value of the Trust’s ZEN may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Reference Rate Price and Share trading prices, adversely affecting the value of the Shares.

The price of ZEN on public Digital Asset Exchanges has a very limited history, and during this history, ZEN prices on the Digital Asset Markets more generally, and on Digital Asset Exchanges individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Reference Rate is designed to limit exposure to the interruption of individual Digital Asset Exchanges, the Reference Rate Price, and the price of ZEN generally, remains subject to volatility experienced by Digital Asset Exchanges, and such volatility could adversely affect the value of the Shares. For example, from October 1, 2018 to September 30, 2023, the Reference Rate Price ranged from $3.28 to $152.74, with the straight average being $24.29 through September 30, 2023. In addition, for the year ended September 30, 2023, the Reference Rate Price ranged from $5.92 to $14.73. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Exchanges individually or as a group. The price of ZEN more generally has experienced volatility similar to the Reference Rate Price during these periods. For additional information on movement of the Reference Rate Price and the price of ZEN, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical Digital Asset Holdings and ZEN Prices.”

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

As of September 30, 2023, ZEN was the 182nd largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of September 30, 2023, the alternative digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $958.3 billion (including the approximately $110.4 million market cap of ZEN), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Horizen Network. ZEN faces competition from a wide range of digital assets. In addition, ZEN is currently supported by fewer exchanges than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. Competition from the emergence or growth of alternative digital assets could have a negative impact on the demand for, and price of, ZEN and thereby adversely affect the value of the Shares.

In addition, some digital asset networks may be the target of ill will from users of other digital asset networks. For example, Horizen is the result of a fork of Zclassic, which in turn is a clone of Zcash which itself was a clone of Bitcoin. and some users of those digital asset networks may harbor ill will toward the Horizon Network, and vice versa. These users may attempt to negatively impact the use or adoption of the Horizen Network.

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

Prices of ZEN may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for ZEN and other digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. On February 17, 2021 the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ZEN market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the broader value of the Shares.

Some stablecoins have been asserted to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” In another example, the District Court for the Southern District of New York denied defendants’ motion to dismiss an SEC complaint asserting that the stablecoin UST is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. A determination that a popular stablecoin is a security could lead to outsized redemption requests, and therefore could adversely affect the broader value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ZEN. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in, and/or materially and adversely affect the prices of, digital assets more broadly.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as bitcoin spot markets, that support stablecoins, could impact individuals' willingness to trade on trading venues that rely on stablecoins and could impact the price of ZEN, and in turn, an investment in the Shares.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing a number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposures to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. The SEC has repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. Furthermore, NYSE Arca previously withdrew the Sponsor’s application with the SEC to list an affiliate of the Trust, Grayscale Bitcoin Trust (BTC), on a national securities exchange. Requests to list the shares of other funds on national securities exchanges have also been submitted to the SEC. Although the SEC has approved several futures-based Bitcoin ETFs, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by the Chicago Board Options Exchange (“CBOE”) and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. In June 2023, NYSE Arca, CBOE and The Nasdaq Stock Market again submitted several new requests to list shares of various digital asset funds. These requests remain pending with the SEC. The Sponsor petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange traded product. Moreover, even if NYSE Arca’s request with respect to Grayscale Bitcoin Trust (BTC) is approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, would also be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security and the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin and Ethereum. As such, significant barriers to regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Trust, remain, and investors should not assume that approval of a spot Bitcoin exchange-traded product in the future would subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Trust. Accordingly, there is no guarantee that the Sponsor will be successful in listing the Shares of the Trust on NYSE Arca even once the Sponsor decides to do so.

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

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ZEN and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participant and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant relies on Liquidity Providers to source ZEN in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Authorized Participant may decide to replace a Liquidity Provider for other reasons.

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

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custodian Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Custodian’s parent, Coinbase Global, Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets.

To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ZEN. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s ZEN may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace the Authorized Participant and/or if the Authorized Participant decides, or is required, to replace a Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

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

Historically, the Shares have traded at both premiums and discounts to the Digital Asset Holdings per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From October 19, 2021 to September 30, 2023, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 127% and the average premium was 20%. Moreover, the closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 19, 2021 and September 30, 2023, has been quoted at a discount on 342 days. From October 19, 2021 to September 30, 2023, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s Digital Asset Holdings per Share was 54%, and the average discount was 20%. As of September 29, 2023, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 11% to the Trust’s Digital Asset Holdings per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the Digital Asset Holdings per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the Digital Asset Holdings per Share increases because the decrease in any premium or increase in any discount may offset any increase in the Digital Asset Holdings per Share.

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
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Digital Asset Account, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Although the Horizen Network has removed some privacy enhancing features, service providers may decide to terminate their relationships with the Trust due to concerns that ZEN’s remaining privacy features, or the introduction of additional privacy enhancing features to the Horizen Network, may increase the potential for ZEN to be used to facilitate crime, exposing such service providers to potential reputational harm.

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

The Sponsor also intends to seek to list the Shares on NYSE Arca sometime in the future. NYSE Arca must receive approval from the SEC in order to list the Shares. Although the SEC has approved several futures-based Bitcoin ETFs, it has not approved any requests to list the shares of digital asset funds like the Trust to date. The requests to list the shares of digital asset funds submitted by CBOE and the NYSE Arca in 2019 were withdrawn or received disapprovals. Subsequently, NYSE Arca and CBOE filed several new requests to list shares of various digital asset funds in 2021. Several of those requests were denied by the SEC in 2021 and 2022, including a second request by NYSE Arca to list the shares of Grayscale Bitcoin Trust (BTC), which was denied in June 2022. In June 2023, NYSE Arca, CBOE and The Nasdaq Stock Market again submitted several new requests to list shares of various digital asset funds. These requests remain pending with the SEC. The Sponsor petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange-traded product. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust (BTC) on NYSE Arca as an exchange traded product.

Moreover, even if NYSE Arca’s request with respect to Grayscale Bitcoin Trust (BTC) is approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, would also be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security and the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for Bitcoin and Ethereum. As such, significant barriers to regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Trust, remain, and investors should not assume that approval of a spot Bitcoin exchange-traded product in the future would subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Trust. Accordingly, there is no guarantee that the Sponsor will be successful in listing the Shares of the Trust on NYSE Arca even once the Sponsor decides to do so.

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if a federal court upholds an allegation that ZEN is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—The Trustee—Termination of the Trust.”

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

Moreover, pursuant to the terms of the Trust Agreement, shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

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

The Sponsor will determine the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Reference Rate Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Reference Rate does not reflect an accurate ZEN price, then the Sponsor will employ an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable.” In the context of applying such rules, the Sponsor may determine in good faith that the alternative method applied does not reflect an accurate ZEN price and apply the next alternative method under the cascading set of rules. If the Sponsor determines after employing all of the alternative methods that the Reference Rate Price does not reflect an accurate ZEN price, the Sponsor will use its best judgment to determine a good faith estimate of the Reference Rate Price. There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Sponsor in its sole discretion. The Sponsor may calculate the Reference Rate Price in a manner that ultimately inaccurately reflects the price of ZEN. To the extent that the Digital Asset Holdings, Digital Asset Holdings per Share or the Reference Rate Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Reference Rate Price used to calculate the Digital Asset Holdings and Digital Asset Holdings per Share of the Trust. Any such change in the Reference Rate Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

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

Pandemics, epidemics and other natural and man-made disasters could negatively impact the value of the Trust’s holdings and/or significantly disrupt its affairs.

Pandemics, epidemics and other natural and man-made disasters could negatively impact demand for digital assets, including ZEN, and disrupt the operations of many businesses, including the businesses of the Trust’s service providers. For example, the COVID-19 pandemic had serious adverse effects on the economies and financial markets of many countries, resulting in increased volatility and uncertainty in economies and financial markets of many countries and in the Digital Asset Markets. Moreover, governmental authorities and regulators throughout the world have in the past responded to major economic disruptions, including as a result of the COVID-19 pandemic, with a variety of fiscal and monetary policy changes, such as quantitative easing, new monetary programs and lower interest rates. An unexpected or quick reversal of any such policies, or the ineffectiveness of such policies, could increase volatility in economies and financial market generally, and could specifically increase volatility in the Digital Asset Markets, which could adversely affect the value of ZEN and the value of the Shares.

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed in travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Sponsor and the Trust were not materially impacted by these events, any disruptions to the Sponsor’s, the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Trust’s ability to access critical services and could be disruptive to the affairs of the Trust.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

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

For example, in June 2023, the SEC brought charges against Binance and Coinbase for alleged violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

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

As part of determining whether ZEN is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ZEN with external counsel, and has received a memorandum regarding the status of ZEN under the federal securities laws from external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ZEN is not a security in light of the uncertainties inherent in the Howey and Reves tests. The Sponsor has been contacted by staff from the SEC’s Divisions of Corporation Finance and Enforcement concerning the Sponsor’s securities law analysis of ZEN, and has responded to the SEC staff. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that ZEN may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with ZEN, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions of the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the Internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset is or is not a security for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities-law status of ZEN or any other particular digital asset.

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

Likewise, in the days following the announcement of the SEC’s complaints against Binance and Coinbase, the price of various digital assets, including BTC, ETH, and ZEN, declined significantly and may continue to decline as these cases advance through the federal court system. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers amounted to “investment contracts” under the Howey test. The SEC has sought an interlocutory appeal of the district court’s verdict that XRP is not a security, which appeal was denied by the district court in October 2023. Moreover, also in July 2023, another judge in the District Court for the Southern District of New York, in litigation between the SEC and the issuer of the UST and LUNA digital assets, suggested that he disagreed with the approach underlying the XRP decision. The SEC’s actions against Binance, Coinbase, XRP’s issuer and the issuer of the UST and LUNA digital assets, as well as seemingly inconsistent views of different district court judges, underscore the continuing uncertainty around which digital assets are securities, and demonstrate that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

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

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ZEN in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In connection with these developments, the SEC has taken a number of actions. For example, in February 2023 the SEC proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. For example, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ZEN held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been historically introduced to a number of digital asset networks, including the Horizen Network. These features, including those adopted by the Horizen Network or which may be introduced on the Horizen Network in the future, may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all U.S. citizens from using Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals list. Notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In September 2022, the Digital Asset Exchange Huobi delisted seven digital assets with privacy preserving features, including ZEN, a move that Huobi explained was “in compliance with the latest financial regulations.” However, in September 2023, Horizen implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network will no longer support transactions from unshielded addresses to shielded addresses. It is unclear the removal of those kinds of shielded transactions from Horizen would mitigate these concerns by regulators, law enforcement agencies, and other digital asset market participants.

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

The digital asset industry is relatively new, although its influence over public policy is increasing, and it does not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of ZEN and therefore the value of the Shares.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities, citing concerns about high energy consumption and its desire to promote financial stability. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member state in 2023 and is expected to come into effect in 2024. See “Item 1. Business—Overview of the ZEN Industry and Market—Government Oversight.”

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of September 30, 2023, approximately 392 million tera hashes are performed every second in connection with mining on the Bitcoin network. As of September 30, 2023, approximately 1.8 giga hashes are performed every second in connection with mining on the Horizen Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Horizen Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Horizen Network by making it easier for a malicious actor or botnet to manipulate the Blockchain. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Horizen Network, or otherwise obtains control over the Horizen Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Horizen Network to adversely affect the value of the Shares or the ability of the Trust to operate.” If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a digital asset network, including the Horizen Network, and consequently adversely impact the value of the Shares.

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

To the extent that ZEN is determined to be a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ZEN at a time that is disadvantageous to shareholders.

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

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, including the Authorized Participants, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

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
•
The Sponsor’s parent company, Digital Currency Group, Inc. (“DCG”), and Barry E. Silbert, who in his capacity as Chief Executive Officer of DCG has voting and dispositive power over the securities held by such entity, together hold a majority of the Shares representing ownership in the Trust, and the interests of such majority owners may conflict with the interests of the Trust’s other shareholders. On March 2, 2022, the Board of the Sponsor approved the purchase by DCG of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. From March 2, 2022 through June 30, 2022, DCG purchased a total of $0.01 million worth of Shares of the Trust. From July 1, 2022 through September 30, 2023, DCG had not purchased any Shares of the Trust under this authorization. In the event DCG chooses to purchase additional Shares of the Trust, such purchase would further increase DCG’s and Mr. Silbert’s majority ownership interest in the Trust;

•
Several employees of the Sponsor and the Sponsor’s parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, one of the Authorized Participant’s Liquidity Providers from October 3, 2022 through September 12, 2023, (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report; (iii) formerly the indirect parent company of the Reference Rate Provider (prior to its sale to an unaffiliated third party on November 20, 2023); and (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Exchanges included in the Reference Rate and the Trust’s principal market, and which is the parent company of the Custodian, representing less than 1.0% of its equity;
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
•
The Sponsor and Genesis, which previously served as an Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common parent company, DCG;
•
The Sponsor may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, and such agent may be the Sponsor or an affiliate of the Sponsor; and
•
The Sponsor has historically, and may again select a Reference Rate Provider that is an affiliate of the Sponsor and the Trust.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement. See “Item 1. Business—Description of the Trust Agreement.”

For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, Authorized Participant, Liquidity Providers, the Trust and others, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

DCG, the sole member and parent company of the Sponsor, holds a minority interest of less than 1.0% in Coinbase, Inc., which operates Coinbase. The Sponsor values its digital assets by reference to the Reference Rate Price. The Reference Rate Price is the price in U.S. dollars of a ZEN derived from the Digital Asset Exchanges that are reflected in the Reference Rate developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time on each business day. Coinbase is one of such Digital Asset Exchanges included in the Reference Rate.

Although DCG does not exercise control over Coinbase, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Exchange in a way that benefits DCG, for example by artificially inflating the values of ZEN in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

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

Although the Custodian is a fiduciary with respect to the Trust’s assets, if the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, it would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act, and is licensed to custody the Trust’s ZEN in trust on the Trust’s behalf. However, the SEC has recently released proposed amendments to rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

Furthermore, during the initial term, the Custodian may terminate the Custodian Agreement for Cause (as defined in “Description of the Custodian Agreement—Termination”) at any time, and after the initial term, the Custodian can terminate the Agreement for any reason upon the notice period provided under the Custodian Agreement. If the Custodian resigns or is removed by the Sponsor or otherwise, without replacement, the Trust will dissolve in accordance with the terms of the Trust Agreement.

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

On July 10, 2023, the Sponsor, Fir Tree, and 210K Capital entered into a Settlement Agreement which resolved the Demands, in which the Sponsor and Grayscale Bitcoin Trust agreed to voluntarily produce certain books and records in response to the Demands without any admission of liability or fault, without conceding the shareholders’ entitlement to any information, and without the payment of any money. On September 21, 2023, Fir Tree and 210K Capital filed stipulations of dismissal for the Demands.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing, or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b-4 application to list the shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product. Moreover, even if NYSE Arca’s request with respect to Grayscale Bitcoin Trust is approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, would also be approved.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements of Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Initial Complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint (the “Amended Complaint”) alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning purported breaches of the terms of the trust agreements and breaches of fiduciary duty by the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce their Sponsor’s fees. The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to October 3, 2022, Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. Since October 3, 2022, Grayscale Securities has been the only acting Authorized Participant of the Trust and has engaged Liquidity Provider(s) to source ZEN on its behalf in connection with the creation of Shares. The Shares are quoted on OTCQX under the ticker symbol “HZEN.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of September 30, 2023, there were approximately 22 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of September 30, 2023, the Registrant has distributed 6,838,000 Shares at varying prices determined by reference to the Digital Asset Holdings per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 666,351.02062050 ZEN. During the year ended September 30, 2023, the Registrant did not distribute any Shares. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by Digital Currency Group, Inc. (“DCG”), the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2023:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2023 - July 31, 2023	-	$-	-	$9.99
August 1, 2023 - August 31, 2023	-	-	-	9.99
September 1, 2023 - September 30, 2023	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust under this authorization. From July 1, 2022 through September 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements.”

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ZEN and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ZEN. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of ZEN held by the Trust, determined by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in ZEN, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEN. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of ZEN held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. On October 7, 2021, the Trust completed a 10-for-1 Share split (the “Share Split”) of the Trust’s issued and outstanding Shares. Each Shareholder of record as of the close of business on October 6, 2021 received 9 additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for all periods prior to October 7, 2021 have been retroactively adjusted to reflect the effects of the Share Split.

	As of September 30,
	2023	2022	2021(1)
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	6,838,000	6,838,000	6,838,000
Number of Shares freely tradable(2)	3,278,635	3,210,776	0
Number of beneficial holders owning at least 100 Shares(3)	22	26	64
Number of holders of record(3)	22	26	64

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

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with AML and KYC regulations, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

Review of Financial Results

Financial Highlights for the Years ended September 30, 2023, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEN and price of ZEN amounts, are in thousands)

	For the Years Ended September 30,
	2023	2022	2021
Net realized and unrealized (loss) gain on investment	$(3,873)	$(34,585)	$36,797
Net (decrease) increase in net assets resulting from operations	$(4,020)	$(35,249)	$35,981
Net assets	$4,671	$8,691	$43,940

Net realized and unrealized loss on investment in ZEN for the year ended September 30, 2023 was ($3,873), which includes a realized loss of ($164) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($3,709). Net realized and unrealized loss on investment in ZEN for the year was driven by ZEN price depreciation from $14.10 per ZEN as of September 30, 2022, to $7.77 per ZEN as of September 30, 2023. Net decrease in net assets resulting from operations was ($4,020) for the year ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $147. Net assets decreased to $4,671 at September 30, 2023, a 46% decrease for the year. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 15,218 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the year ended September 30, 2022 was ($34,585), which includes a realized gain of $346 on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($34,931). Net realized and unrealized loss on investment in ZEN for the year was driven by ZEN price depreciation from $69.53 per ZEN as of September 30, 2021, to $14.10 per ZEN as of September 30, 2022. Net decrease in net assets resulting from operations was ($35,249) for the year ended September 30, 2022, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $664. Net assets decreased to $8,691 at September 30, 2022, an 80% decrease for the year. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 15,604 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEN for the year ended September 30, 2021 was $36,797, which includes a realized gain of $568 on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEN of $36,229. Net realized and unrealized gain on investment in ZEN for the year was driven by ZEN price appreciation from $5.67 per ZEN as of September 30, 2020, to $69.53 per ZEN as of September 30, 2021. Net increase in net assets resulting from operations was $35,981 for the year ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $816. Net assets increased to $43,940 at September 30, 2021, a 1656% increase for the year. The increase in net assets resulted from the aforementioned ZEN price appreciation and the contribution of approximately 188,581 ZEN, with a value of $5,457 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 14,286 ZEN to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	For the Years Ended September 30,
	2023	2022	2021(1)
	(All ZEN balances are rounded to the nearest whole ZEN)
Horizen:
Opening balance	616,357	615,586	441,291
Creations including repayment of ZEN receivable, related party(2)	-	16,375	188,581
Sponsor’s Fee, related party	(15,218)	(15,604)	(14,286)
Closing balance	601,139	616,357	615,586
Accrued but unpaid Sponsor’s Fee, related party	-	-	-
Net closing balance	601,139	616,357	615,586
Number of Shares:
Opening balance	6,838,000	6,838,000	4,657,000
Creations	-	-	2,181,000
Closing balance	6,838,000	6,838,000	6,838,000

	September 30,
	2023	2022	2021(1)
Price of ZEN on principal market(3)	$7.77	$14.10	$69.53
NAV per Share(4)	$0.68	$1.27	$6.43
Reference Rate Price(5)	$7.78	$14.13	$68.07
Digital Asset Holdings per Share(5)	$0.68	$1.27	$6.29

(1)
Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 10-for-1 Share Split of the Trust’s issued and outstanding Shares completed on October 7, 2021.
(2)
Creations for the year ended September 30, 2021 include a receivable representing the contribution of 16,375.40469036 ZEN not yet delivered by the Authorized Participant at the time, Genesis, for Shares issued by the Trust during the year ended September 30, 2021. The 16,375.40469036 ZEN was subsequently delivered by Genesis in October 2021.
(3)
The Trust performed an assessment of the principal market at September 30, 2023 and 2022, and identified the principal market as Coinbase. The Trust performed an assessment of the principal market at September 30, 2021 and identified the principal market as the Digital Asset Brokered Market.
(4)
As of September 30, 2023, 2022 and 2021, the NAV per Share was calculated using the fair value of ZEN based on the price provided by the Digital Asset Market that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(5)
The Trust’s Digital Asset Holdings per Share is derived from the Reference Rate Price, as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” for a description of the Reference Rate and the Reference Rate Price. Effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the exchange was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Exchanges as part of its review. As a result of this removal, there were no longer sufficient Constituent Exchanges for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Exchange selection methodology described in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Exchange Selection.” If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable.” Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Digital Asset Exchanges included in the Reference Rate as of September 30, 2023 were Coinbase, Binance, Gate.io and OKX. As of September 30, 2022, the Digital Asset Exchanges included in the Reference Rate consisted of Coinbase, Binance.US and Bittrex. As of September 30, 2021, the Digital Asset Exchanges included in the Reference Rate consisted of Binance.US and Bittrex.

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

As of September 30, 2023, the Trust had a net closing balance with a value of $4,676,858, based on the Reference Rate Price (non-GAAP methodology). As of September 30, 2023, the Trust had a total market value of $4,670,847, based on the principal market (Coinbase).

As of September 30, 2022, the Trust had a net closing balance with a value of $8,709,124, based on the Reference Rate Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $8,690,633, based on the principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s NAV per Share as calculated in accordance with GAAP (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 (the inception of the Trust’s operations) to September 30, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

(1)
Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

The following table illustrates the movements in the Reference Rate Price from October 1, 2018 to September 30, 2023. During such period, the Reference Rate Price has ranged from $3.28 to $152.74, with the straight average being $24.29 through September 30, 2023. As described above, effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$7.74	$17.99	10/1/2018	$3.28	9/30/2019	$3.28	$3.28
Twelve months ended September 30, 2020	$7.09	$13.91	2/14/2020	$3.31	10/18/2019	$5.66	$5.66
Twelve months ended September 30, 2021	$54.46	$152.74	5/8/2021	$5.14	10/7/2020	$68.07	$68.07
Twelve months ended September 30, 2022	$42.54	$123.59	11/25/2021	$12.84	7/1/2022	$14.13	$14.13
Twelve months ended September 30, 2023	$9.65	$14.73	2/16/2023	$5.92	6/12/2023	$7.78	$7.72
October 1, 2018 to September 30, 2023	$24.29	$152.74	5/8/2021	$3.28	9/30/2019	$7.78	$7.72

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from October 1, 2018 to September 30, 2023. During such period, the price of ZEN has ranged from $3.24 to $150.44, with the straight average being $24.18 through September 30, 2023:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$7.71	$17.87	10/1/2018	$3.25	9/26/2019	$3.34	$3.34
Twelve months ended September 30, 2020	$7.10	$14.33	2/14/2020	$3.24	10/16/2019	$5.67	$5.67
Twelve months ended September 30, 2021	$54.14	$150.44	5/12/2021	$5.10	10/7/2020	$69.53	$69.53
Twelve months ended September 30, 2022	$42.38	$127.85	11/24/2021	$12.50	6/18/2022	$14.10	$14.10
Twelve months ended September 30, 2023	$9.64	$15.10	2/15/2023	$6.08	6/12/2023	$7.77	$7.72
October 1, 2018 to September 30, 2023	$24.18	$150.44	5/12/2021	$3.24	10/16/2019	$7.77	$7.72

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol HZEN since October 19, 2021. The price of the Shares as quoted on OTCQX has varied significantly from the Digital Asset Holdings per Share. From October 19, 2021 to September 30, 2023, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s Digital Asset Holdings per Share was 127%, the average premium was 20%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust's Digital Asset Holdings per Share was 54%, and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 342 days. As of September 29, 2023, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 11% to the Trust’s Digital Asset Holdings per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s NAV per Share calculated in accordance with GAAP and the Trust’s Digital Asset Holdings per Share for each of the quarters since October 19, 2021.

	High			Low
	OTCQX	NAV per Share(2)	Digital Asset Holdings per Share(3)	OTCQX	NAV per Share(2)	Digital Asset Holdings per Share(3)
Calendar Year 2021
Fourth quarter(1)	$17.00	$11.77	$11.38	$6.80	$5.44	$5.45
Calendar Year 2022
First quarter	$7.84	$6.05	$6.10	$2.79	$2.98	$2.85
Second quarter	$3.41	$4.68	$4.68	$0.90	$1.13	$1.18
Third quarter	$1.74	$1.97	$1.96	$0.93	$1.19	$1.16
Fourth quarter	$1.24	$1.31	$1.32	$0.41	$0.76	$0.76
Calendar Year 2023
First quarter	$1.04	$1.35	$1.32	$0.38	$0.75	$0.75
Second quarter	$0.89	$1.01	$1.02	$0.41	$0.54	$0.52
Third quarter	$1.05	$0.86	$0.86	$0.68	$0.59	$0.59

(1)
Per Share amounts have been retroactively adjusted for the 10-for-1 Share Split of the Trust’s issued and outstanding Shares completed on October 7, 2021.
(2)
The NAV is calculated using the fair value of ZEN based on the price provided by the Digital Asset Market that the Trust considers its principal market, which is Coinbase. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Reference Rate Price, as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Reference Rate Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings.”

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 19, 2021 to September 30, 2023.

HZEN Premium/(Discount): HZEN Share Price vs. Digital Asset Holdings per Share ($)(1)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 19, 2021 to September 30, 2023.

HZEN Premium/(Discount): HZEN Share Price vs. Digital Asset Holdings per Share (%)(1)

(1)
Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2023.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2023, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2023.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Messrs. Sonnenshein and McGee, and Hugh Ross, Chief Operating Officer of the Sponsor.

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

Barry E. Silbert, Chairman of the Board

Barry E. Silbert, 47, is the founder of the Sponsor. Mr. Silbert has served as a director and Chairman of the Board of the Sponsor since February 2020 and was Chief Executive Officer of the Sponsor until January 2021. Mr. Silbert is also the founder and Chief Executive Officer of Digital Currency Group, Inc. (“DCG”), a global enterprise that builds, buys, and invests in blockchain companies all over the world. DCG is the parent company of the Sponsor and Genesis (one of the Authorized Participant’s Liquidity Providers from October 3, 2022 through September 12, 2023), and is the indirect parent company of Grayscale Securities (the only acting Authorized Participant of the Trust as of the date of this Annual Report).

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

Mark Murphy, Board Member

Mark Murphy, 48, is the Chief Operating Officer of DCG and has served as a director of the Sponsor since February 2021. As Chief Operating Officer of DCG, Mr. Murphy works closely with DCG’s subsidiaries on strategy, execution, marketing, and all management matters. Mr. Murphy leads DCG’s legal, communications, marketing, brand, and public policy efforts, and supports Mr. Silbert on day-to-day management of DCG. He also advises DCG portfolio companies on public relations, brand, and marketing efforts. Prior to serving as COO of DCG, Mr. Murphy served as Head of Public Affairs. Mr. Murphy is also President of the Board of Directors of Blockchain Association, the industry’s leading trade association.

Prior to joining DCG, Mr. Murphy led communications teams at Bloomberg, First Data, and SecondMarket. Mr. Murphy worked as a commercial litigation attorney earlier in his career. He is a graduate of Miami University (B.A.) and St. John’s University School of Law (J.D.).

Michael Sonnenshein, Board Member and Chief Executive Officer

Michael Sonnenshein, 37, has been CEO of the Sponsor since January 2021 and has served as a director of the Sponsor since February 2020. Before serving as CEO, Mr. Sonnenshein served as Managing Director of the Sponsor since 2018. In this role, Mr.

Sonnenshein oversees the strategic direction and growth of the business. Mr. Sonnenshein is also responsible for maintaining many of the firm’s key relationships with clients, industry stakeholders, and regulators. From 2015 to 2017, Mr. Sonnenshein was Director of Sales & Business Development for the Sponsor, and prior to that served as an Account Executive from 2014 to 2015. Under his leadership, the firm has expanded its capabilities as a full services asset manager, establishing Grayscale Securities, LLC and Grayscale Advisors, LLC, and has grown to be a leader in crypto investing, offering a wide range of investments, including single-asset and diversified products and ETFs.

Prior to joining the Sponsor, Mr. Sonnenshein was a financial adviser at JP Morgan Securities, covering HNW individuals and institutions, and an analyst at Barclays Wealth, providing coverage to middle-market hedge funds and institutions.

Mr. Sonnenshein earned his Bachelor of Business Administration from the Goizueta Business School at Emory University and his Master of Business Administration from the Leonard N. Stern School of Business at New York University. Mr. Sonnenshein was honored in 2021 as one of 100 People Transforming Business by Business Insider and in 2018 as the publication’s Rising Stars of Wall Street.

Edward McGee, Chief Financial Officer

Edward McGee, 40, has been the Chief Financial Officer of the Sponsor since January 2022. Before serving in such role, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Hugh Ross, Chief Operating Officer

Hugh Ross, 56, has been the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A) and New York Law School (J.D.).

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of November 16, 2023.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)(3)	2,439,999	35.68%
Directors & Executive Officers of the Sponsor:(4)
Barry E. Silbert(5)	1,102,865	16.13%
Mark Murphy	*	* %
Michael Sonnenshein	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Sponsor as a group	*	* %

(1)
Includes 2,435,742 Shares held by Digital Currency Group, Inc. and 4,257 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
Barry E. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and in such capacity may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.
(3)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust under this authorization. From July 1, 2022 through November 16, 2023, DCG did not purchase any Shares of the Trust under this authorization.
(4)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.
(5)
Does not include Shares held by Digital Currency Group, Inc. Mr. Silbert is the Chief Executive Officer of Digital Currency Group, Inc. and may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments, LLC, 290 Harbor Drive, 4th Floor, Stamford, CT 06902.

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

Digital Currency Group, Inc.

Digital Currency Group, Inc. is (i) the sole member and parent company of the Sponsor, and parent company of Genesis, one of the Authorized Participant’s Liquidity Providers from October 3, 2022 through September 12, 2023, (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report, (iii) formerly the indirect parent company of the Reference Rate Provider (prior to its sale to an unaffiliated third party on November 20, 2023), and (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Exchanges included in the Reference Rate, and which is also the parent company of the Custodian, representing less than 1.0% of its equity.

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

The Authorized Participant

Prior to October 3, 2022, Genesis, an affiliate of the Trust and the Sponsor, was the only Authorized Participant and was party to a participant agreement with the Sponsor and the Trust. Since October 3, 2022, the only Authorized Participant is Grayscale Securities, an affiliate of the Trust and the Sponsor. As a result of this affiliation, the Sponsor has an incentive to resolve questions between Grayscale Securities, on the one hand, and the Trust and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount). Lastly, several employees of the Sponsor and Digital Currency Group, Inc. are FINRA-registered representatives who maintain their licenses through Grayscale Securities.

Prior to September 12, 2023, Grayscale Securities had engaged Genesis, an affiliate of the Trust and the Sponsor, to act as one of its Liquidity Providers. In its capacity as a Liquidity Provider of Grayscale Securities, Genesis engaged in ZEN trading with the Trust’s affiliated entities. For example, when the Sponsor received the Sponsor’s Fee in ZEN, it sold the ZEN through Genesis. For this service, Genesis charged the Sponsor a transaction fee, which was not borne by the Trust. Additionally, the Sponsor’s parent company, Digital Currency Group, Inc., is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell ZEN through Genesis from time to time, independent of the Trust. As of September 12, 2023, Genesis no longer serves as a Liquidity Provider of Grayscale Securities.

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

The Reference Rate Provider

Digital Currency Group, Inc. was the indirect parent company of the Reference Rate Provider until the Reference Rate Provider was sold by Digital Currency Group, Inc. to an unaffiliated third party in November 2023. Prior to its sale by Digital Currency Group, Inc., the Reference Rate Provider was an affiliate of the Sponsor and the Trust and had an incentive to resolve questions regarding, or changes to, the manner in which the Reference Rate was constructed and in which the Reference Rate Price was calculated in a way that favored the Sponsor and the Trust. Effective June 20, 2023, the Reference Rate Price is determined by the Secondary Reference Rate Provider, Coin Metrics, Inc., which is not an affiliate of the Trust. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price when Reference Rate Price is Unavailable.”

Item 14. Principal Accountant Fees and Services

Fees for services performed by Marcum LLP and Friedman LLP, prior to the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022, for the years ended September 30, 2023 and 2022 were:

	Years Ended September 30,
	2023	2022(1)
Audit fees	$68,250	$87,140
Total	$68,250	$87,140

(1)
The Sponsor was notified that certain assets of Friedman LLP (“Friedman”), the Trust’s independent registered public accounting firm, were acquired by Marcum LLP (“Marcum”) effective September 1, 2022. On September 27, 2022, the Audit Committee of the Board of Directors of the Sponsor approved the dismissal of Friedman and the engagement of Marcum to serve as the independent registered public accounting firm of the Trust. As of September 1, 2022, the services previously provided by Friedman are provided by Marcum.

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Marcum for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2023, are made by the Sponsor’s Board of Directors and Audit Committee.

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

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on November 21, 2022).

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

10.4†

Amendment No. 1 to the Reference Rate License Agreement dated June 20, 2023, between the Sponsor and Reference Rate Provider (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Registrant on June 23, 2023).

10.5	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider of the Authorized Participant from October 3, 2022 through September 12, 2023.

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

“Reference Rate Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Reference Rate. DCG was the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. was an affiliate of the Sponsor and the Trust and was considered a related party of the Trust. On November 20, 2023 it was announced that the Reference Rate Provider was acquired by an unaffiliated third party.

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

“Secondary Reference Rate”—The Coin Metrics Real-Time Rate for Horizen.

“Secondary Reference Rate Price”—The U.S. dollar value of a ZEN derived from the Digital Asset Exchanges that are reflected in the Secondary Reference Rate, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” for a description of how the Secondary Reference Rate Price is calculated.

“Secondary Reference Rate Provider”—Coin Metrics, Inc., a Delaware corporation that publishes the Secondary Reference Rate.

“Secondary Reference Rate Provider Agreement”—The master services agreement entered into by the Secondary Reference Rate Provider and the Sponsor, pursuant to which the parties have entered into a work order governing the Sponsor’s use of the Secondary Reference Rate for calculation of the Secondary Reference Rate Price.

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

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar, or dollars.

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

Date: November 21, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Horizen Trust (ZEN)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Horizen Trust (ZEN)(the “Trust”) as of September 30, 2023 and 2022, and the related statements of operations and changes in net assets for each of the years in the two-year period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2023 and 2022, and the results of its operations for each of the years in the two-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor, Grayscale Investments, LLC. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

We have served as the Trust’s auditor since 2018 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, New York
November 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of
Grayscale Horizen Trust (ZEN)

Opinion on the Financial Statements

We have audited the statements of operations and changes in net assets of Grayscale Horizen Trust (ZEN) (the “Trust”) for the year ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Trust’s operations for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statements are the responsibility of the management of the Trust’s Sponsor. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Friedman LLP

We have served as the Trust’s auditor from 2018 through 2022.

East Hanover, New Jersey

November 22, 2021

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	September 30,
	2023	2022
Assets:
Investment in ZEN, at fair value (cost $12,291 and $12,602 as of September 30, 2023 and 2022, respectively)	$4,671	$8,691
Total assets	$4,671	$8,691
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$4,671	$8,691
Net Assets consists of:
Paid-in-capital	$13,563	$13,563
Accumulated net investment loss	(1,788)	(1,641)
Accumulated net realized gain on investment in ZEN	516	680
Accumulated net change in unrealized depreciation on investment in ZEN	(7,620)	(3,911)
	$4,671	$8,691
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,838,000	6,838,000
Net asset value per Share	$0.68	$1.27

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ZEN and percentages)

September 30, 2023
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	601,138.55454194	$12,291	$4,671	100.00%
Net assets		$12,291	$4,671	100.00%

September 30, 2022
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	616,356.97722875	$12,602	$8,691	100.00%
Net assets		$12,602	$8,691	100.00%

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended September 30,
	2023	2022	2021
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	147	664	816
Net investment loss	(147)	(664)	(816)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in ZEN	(164)	346	568
Net change in unrealized (depreciation) appreciation on investment in ZEN	(3,709)	(34,931)	36,229
Net realized and unrealized (loss) gain on investment	(3,873)	(34,585)	36,797
Net (decrease) increase in net assets resulting from operations	$(4,020)	$(35,249)	$35,981

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended September 30,
	2023	2022	2021
(Decrease) increase in net assets from operations:
Net investment loss	$(147)	$(664)	$(816)
Net realized (loss) gain on investment in ZEN	(164)	346	568
Net change in unrealized (depreciation) appreciation on investment in ZEN	(3,709)	(34,931)	36,229
Net (decrease) increase in net assets resulting from operations	(4,020)	(35,249)	35,981
Increase in net assets from capital share transactions:
Shares issued	-	-	5,457
Net increase in net assets resulting from capital share transactions	-	-	5,457
Total (decrease) increase in net assets from operations and capital share transactions	(4,020)	(35,249)	41,438
Net assets:
Beginning of year	8,691	43,940	2,502
End of year	$4,671	$8,691	$43,940
Change in Shares outstanding:
Shares outstanding at beginning of year	6,838,000	6,838,000	4,657,000
Shares issued	-	-	2,181,000
Net increase in Shares	-	-	2,181,000
Shares outstanding at end of year	6,838,000	6,838,000	6,838,000

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

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022 and was party to a participant agreement with the Sponsor and the Trust. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but served as a Liquidity Provider to Grayscale Securities from October 3, 2022 through September 12, 2023. The Authorized Participant has engaged an unaffiliated Liquidity Provider, and intends to engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

On October 18, 2021, the Trust received notice that its Shares were qualified for public trading on the OTCQX U.S. Marketplace of the OTC Markets Group Inc. (“OTCQX”). The Trust’s trading symbol on OTCQX is “HZEN” and the CUSIP number for its Shares is 38963T101.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investment in ZEN	$4,671	$4,671	$-	$-
September 30, 2022
Assets
Investment in ZEN	$8,691	$8,691	$-	$-

3. Fair Value of Horizen

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2023, 2022 and 2021, the Trust held 601,138.55454194, 616,356.97722875 and 615,585.26478971 ZEN, respectively.

The Trust determined the fair value per ZEN to be $7.77, $14.10 and $69.53 on September 30, 2023, 2022 and 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market.

Historically, the Trust considered the Digital Asset Brokered Market to be its principal market. The Trust performed an assessment of the principal market at December 31, 2021 and identified a change in the principal market from the Digital Asset Brokered Market to Coinbase.

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2020	441,290.85330434	$2,502
ZEN contributed, net of ZEN receivable, related party	188,580.88160629	4,318
ZEN distributed for Sponsor’s Fee, related party	(14,286.47012092)	(816)
Net change in unrealized appreciation on investment in ZEN	-	36,229
Net realized gain on investment in ZEN	-	568
Balance at September 30, 2021	615,585.26478971	$42,801
Receipt of ZEN receivable, related party	16,375.40469036	1,139
ZEN distributed for Sponsor’s Fee, related party	(15,603.69225132)	(664)
Net change in unrealized depreciation on investment in ZEN	-	(34,931)
Net realized gain on investment in ZEN	-	346
Balance at September 30, 2022	616,356.97722875	$8,691
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(15,218.42268681)	(147)
Net change in unrealized depreciation on investment in ZEN	-	(3,709)
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2023	601,138.55454194	$4,671

4. Creations and Redemptions of Shares

At September 30, 2023 and 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The number of ZEN required for each creation Basket or redemption Basket is determined by dividing (x) the number of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0879 and 0.0901 of one ZEN at September 30, 2023 and 2022, respectively. The decrease in the number of ZEN represented by each Share since inception is primarily a result of the Share Split and, to a lesser degree, the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the years ended September 30, 2023, 2022 and 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2023 or 2022.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2023: DCG, Genesis, Grayscale, Grayscale Securities, and CoinDesk Indices, Inc. As of September 30, 2023 and 2022, 3,607,534 and 3,643,924, Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2023 and 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended September 30, 2023, 2022 and 2021.

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

For the years ended September 30, 2023, 2022 and 2021, the Trust incurred Sponsor’s Fees of $146,899, $664,009 and $815,977, respectively. As of September 30, 2023 and 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended September 30, 2023, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through September 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

The Trust relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

8. Quarterly Statements of Operations

Fiscal Year Ended September 30, 2023

	Three Months Ended (unaudited)
(Amounts in thousands)	Dec-31, 2022	Mar-31, 2023	Jun-30, 2023	Sept-30, 2023	Year Ended September 30, 2023
Expenses
Sponsor’s Fee, related party	$43	$41	$33	$30	$147
Net investment loss	$(43)	$(41)	$(33)	$(30)	$(147)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in ZEN	(36)	(37)	(44)	(47)	(164)
Net change in unrealized (depreciation) appreciation on investment in ZEN	(2,970)	1,150	(1,120)	(769)	(3,709)
Net realized and unrealized (loss) gain on investment	(3,006)	1,113	(1,164)	(816)	(3,873)
Net (decrease) increase in net assets resulting from operations	$(3,049)	$1,072	$(1,197)	$(846)	$(4,020)

Fiscal Year Ended September 30, 2022

	Three Months Ended (unaudited)
(Amounts in thousands)	Dec-31, 2021	Mar-31, 2022	Jun-30, 2022	Sept-30, 2022	Year Ended September 30, 2022
Expenses
Sponsor’s Fee, related party	$329	$169	$102	$64	$664
Net investment loss	$(329)	$(169)	$(102)	$(64)	$(664)
Net realized and unrealized (loss) gain from:
Net realized gain (loss) on investment in ZEN	248	90	23	(15)	346
Net change in unrealized (depreciation) appreciation on investment in ZEN	(6,669)	(6,903)	(22,270)	911	(34,931)
Net realized and unrealized (loss) gain on investment	(6,421)	(6,813)	(22,247)	896	(34,585)
Net (decrease) increase in net assets resulting from operations	$(6,750)	$(6,982)	$(22,349)	$832	$(35,249)

9. Financial Highlights Per Share Performance

	Years Ended September 30,
	2023	2022	2021
Per Share Data:
Net asset value, beginning of year	$1.27	$6.43	$0.54
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.02)	(0.10)	(0.13)
Net realized and unrealized (loss) gain	(0.57)	(5.06)	6.02
Net (decrease) increase in net assets resulting from operations	(0.59)	(5.16)	5.89
Net asset value, end of year	$0.68	$1.27	$6.43
Total return	-46.46%	-80.25%	1090.74%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

As of the close of business on November 16, 2023, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $10.95 per ZEN.

On November 20, 2023 it was announced that the Reference Rate Provider was acquired by an unaffiliated third party. This transaction is not expected to have any impact on the Trust, or disrupt the operations of the Trust.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.