Form 10-Q
period 2023-12-31
Grayscale Horizen Trust (ZEN)
filed 2024-02-07
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Number of Shares of the registrant outstanding as of February 2, 2024: 6,838,000

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 27.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Horizen (“ZEN”) industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2023 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2023	September 30, 2023
Assets:
Investment in ZEN, at fair value (cost $12,213 and $12,291 as of December 31, 2023 and September 30, 2023, respectively)	$5,460	$4,671
Total assets	$5,460	$4,671
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$5,460	$4,671
Net Assets consists of:
Paid-in-capital	13,563	13,563
Accumulated net investment loss	(1,825)	(1,788)
Accumulated net realized gain on investment in ZEN	475	516
Accumulated net change in unrealized depreciation on investment in ZEN	(6,753)	(7,620)
	$5,460	$4,671
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,838,000	6,838,000
Principal market net asset value per Share	$0.80	$0.68

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEN and percentages)

December 31, 2023
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	597,362.33900802	$12,213	$5,460	100%
Net assets		$12,213	$5,460	100%

September 30, 2023
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	601,138.55454194	$12,291	$4,671	100%
Net assets		$12,291	$4,671	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,
	2023	2022
Investment income:
Investment income	$-	$-
Expenses:
Sponsor's Fee, related party	37	43
Net investment loss	(37)	(43)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEN	(41)	(36)
Net change in unrealized appreciation (depreciation) on investment in ZEN	867	(2,970)
Net realized and unrealized gain (loss) on investment	826	(3,006)
Net increase (decrease) in net assets resulting from operations	$789	$(3,049)

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,
	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(37)	$(43)
Net realized loss on investment in ZEN	(41)	(36)
Net change in unrealized appreciation (depreciation) on investment in ZEN	867	(2,970)
Net increase (decrease) in net assets resulting from operations	789	(3,049)
Increase in net assets from capital share transactions:
Shares issued	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total increase (decrease) in net assets from operations and capital share transactions	789	(3,049)
Net assets:
Beginning of period	4,671	8,691
End of period	$5,460	$5,642
Change in Shares outstanding:
Shares outstanding at beginning of period	6,838,000	6,838,000
Shares issued	-	-
Net increase in Shares	-	-
Shares outstanding at end of period	6,838,000	6,838,000

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL) (OTCQB: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca, Inc. (“NYSE Arca”) to list the shares of the Grayscale Bitcoin Trust (BTC), which began trading on NYSE Arca on January 11, 2024. Grayscale Bitcoin Trust (BTC) is an SEC reporting company with its shares registered pursuant to Section 12(b) of the Exchange Act. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers may be engaged from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider from October 3, 2022 to September 12, 2023. Unaffiliated Liquidity Providers have since been engaged, and additional Liquidity Providers who are unaffiliated with the Trust may be engaged in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2023 and September 30, 2023 and results of operations for the three months ended December 31, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2023, included in the Trust’s Annual Report on Form 10-K.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEN in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEN is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ZEN in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading

Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investment in ZEN	$5,460	$5,460	$-	$-
September 30, 2023
Assets
Investment in ZEN	$4,671	$4,671	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Sponsor of the Trust is evaluating this new guidance as of December 31, 2023. If the Sponsor elects to adopt in a subsequent interim period prior to the effective date, such adoption would be reflected retroactive to the beginning of the fiscal year. The Sponsor does not anticipate any material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2023 and September 30, 2023, the Trust held 597,362.33900802 and 601,138.55454194 ZEN, respectively.

The Trust determined the fair value per ZEN to be $9.14 and $7.77 on December 31, 2023 and September 30, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2022	616,356.97722875	$8,691
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(15,218.42268681)	(147)
Net change in unrealized depreciation on investment in ZEN	-	(3,709)
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2023	601,138.55454194	$4,671
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(3,776.21553392)	(37)
Net change in unrealized appreciation on investment in ZEN	-	867
Net realized loss on investment in ZEN	-	(41)
Balance at December 31, 2023	597,362.33900802	$5,460

4. Creations and Redemptions of Shares

At December 31, 2023 and September 30, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The number of ZEN required for each creation Basket or redemption Basket is determined by dividing (x) the number of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0874 and 0.0879 of one ZEN at December 31, 2023 and September 30, 2023, respectively. The decrease in the number of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended December 31, 2023 and September 30, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2023 or September 30, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2023: DCG, Genesis, Grayscale, and Grayscale Securities. As of December 31, 2023 and September 30, 2023, 3,567,534 and 3,607,534, Shares of the Trust were held by related parties of the Trust, respectively.

On November 20, 2023, it was announced that CoinDesk Indices, Inc., the Reference Rate Provider, previously an affiliate of the Sponsor and the Trust at the time of this event, was acquired by an unaffiliated third party. This transaction did not have any impact on the Trust, or disrupt the operations of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2023 and September 30, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended December 31, 2023 and 2022.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account ZEN, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such ZEN, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ZEN, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

For the three months ended December 31, 2023 and 2022, the Trust incurred Sponsor’s Fees of $36,528 and $43,466, respectively. As of December 31, 2023 and September 30, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended December 31, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through December 31, 2023, DCG had not purchased any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ZEN. Investing in ZEN is currently highly speculative and volatile.

The net asset value of the Trust, calculated by reference to the principal market price, relates primarily to the value of ZEN held by the Trust, and fluctuations in the price of ZEN could materially and adversely affect an investment in the Shares of the Trust. The price of ZEN has a limited history. During such history, ZEN prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ZEN, including, but not limited to, global ZEN supply and demand, theft of ZEN from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

8. Financial Highlights Per Share Performance

	Three Months Ended December 31,
	2023	2022
Per Share Data:
Principal market net asset value, beginning of period	$0.68	$1.27
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.01)	(0.01)
Net realized and unrealized gain (loss)	0.13	(0.44)
Net increase (decrease) in net assets resulting from operations	0.12	(0.45)
Principal market net asset value, end of period	$0.80	$0.82
Total return	17.65%	-35.43%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.

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

10. Subsequent Events

As of the close of business on February 2, 2024, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $7.95 per ZEN.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended September 30, 2023.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEN in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEN is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ZEN in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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
•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended December 31, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEN and price of ZEN amounts, are in thousands)

	Three Months Ended December 31,
	2023	2022
Net realized and unrealized gain (loss) on investment in ZEN	$826	$(3,006)
Net increase (decrease) in net assets resulting from operations	$789	$(3,049)
Net assets(1)	$5,460	$5,642
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEN for the three months ended December 31, 2023 was $826, which includes a realized loss of ($41) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEN of $867. Net realized and unrealized gain on investment in ZEN for the period was driven by ZEN price appreciation from $7.77 per ZEN as of September 30, 2023, to $9.14 per ZEN as of December 31, 2023. Net increase in net assets resulting from operations was $789 for the three months ended December 31, 2023, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $37. Net assets increased to $5,460 at December 31, 2023, an 17% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEN price appreciation, partially offset by the withdrawal of approximately 3,776 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the three months ended December 31, 2022 was ($3,006), which includes a realized loss of ($36) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($2,970). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $14.10 per ZEN as of September 30, 2022, to $9.21 per ZEN as of December 31, 2022. Net decrease in net assets resulting from operations was ($3,049) for the three months ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $43. Net assets decreased to $5,642 at December 31, 2022, a 35% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 3,872 ZEN to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,
	2023	2022
	(All ZEN balances are rounded to the nearest whole ZEN)
ZEN:
Opening balance	601,139	616,357
Creations	-	-
Sponsor’s Fee, related party	(3,776)	(3,872)
Closing balance	597,363	612,485
Accrued but unpaid Sponsor’s Fee, related party	-	-
Net closing balance	597,363	612,485
Number of Shares:
Opening balance	6,838,000	6,838,000
Creations	-	-
Closing balance	6,838,000	6,838,000

	As of December 31,
	2023	2022(1)
Price of ZEN on principal market(1)	$9.14	$9.21
Principal Market NAV per Share(2)	$0.80	$0.82
Reference Rate Price (3)	$9.13	$9.08
NAV per Share(3)	$0.80	$0.81

(1)
Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 10-for-1 Share Split of the Trust’s issued and outstanding Shares completed on October 7, 2021.
(2)
The Trust performed an assessment of the principal market at December 31, 2023 and 2022, and identified the principal market as Coinbase.
(3)
As of December 31, 2023 and 2022 the Principal Market NAV per Share was calculated using the fair value of ZEN based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(4)
The Trust’s NAV per Share is derived from the Reference Rate Price, as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in the Trust’s Annual Report on Form 10-K for a description of the Reference Rate and Reference Rate Price. The Digital Asset Trading Platforms included in the Reference Rate as of September 30, 2023 were Binance.US and Coinbase. Effective April 4, 2023, the Reference Rate Provider added Bittrex to the Reference Rate due to the trading platform meeting the Reference Rate Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. Effective April 21, 2023, the Reference Rate Provider subsequently removed Bittrex from the Reference Rate due to Bittrex’s announcement that the trading platform will no longer service U.S. customers, and did not add any Constituent Trading Platforms as part of its review. Effective June 16,

2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection” in the Trust’s Annual Report. If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” in the Trust’s Annual Report. Effective June 20, 2023, the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Reference Rate Provider”). The Digital Asset Trading Platforms included in the Reference Rate as of December 31, 2023 were Coinbase, Binance, ByBit, Gate.io and OKX. As of December 31, 2022, the Digital Asset Trading Platforms included in the Reference Rate consisted of Binance.US, Bittrex and Coinbase. See “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

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

As of December 31, 2023, the Trust had a net closing balance with a value of $5,453,918, based on the Reference Rate Price (non-GAAP methodology). As of December 31, 2023, the Trust had a total market value of $5,459,892, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

As of December 31, 2022, the Trust had a net closing balance with a value of $5,561,365, based on the Reference Rate Price (non-GAAP methodology). As of December 31, 2022, the Trust had a total market value of $5,640,988, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

Historical NAV and ZEN Prices

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 to December 31, 2023. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Reference Rate Price from January 1, 2019 to December 31, 2023. During such period, the Reference Rate Price has ranged from $3.28 to $152.74, with the straight average being $24.25 through December 31, 2023. As described above, effective June 20, 2023, the Reference Rate Price is the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended December 31, 2019	$6.40	$12.79	5/16/2019	$3.28	9/30/2019	$7.97	$7.97
Twelve months ended December 31, 2020	$7.95	$16.26	11/25/2020	$4.71	3/18/2020	$10.61	$10.61
Twelve months ended December 31, 2021	$73.28	$152.74	5/8/2021	$11.73	1/2/2021	$62.85	$62.85
Twelve months ended December 31, 2022	$24.41	$66.40	1/5/2022	$8.47	12/20/2022	$9.08	$8.89
Twelve months ended December 31, 2023	$9.26	$14.73	2/16/2023	$5.92	6/12/2023	$9.13	$9.60
January 1, 2019 to December 31, 2023	$24.25	$152.74	5/8/2021	$3.28	9/30/2019	$9.13	$9.60

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from January 1, 2019 to December 31, 2023. During such period, the price of ZEN has ranged from $3.24 to $150.44, with the straight average being $24.16 through December 31, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2019	$6.42	$13.54	5/15/2019	$3.24	10/16/2019	$8.50	$8.50
Twelve months ended December 31, 2020	$7.93	$14.81	11/28/2020	$4.69	3/16/2020	$10.64	$10.64
Twelve months ended December 31, 2021	$72.91	$150.44	5/12/2021	$11.37	1/2/2021	$59.22	$59.22
Twelve months ended December 31, 2022	$24.31	$65.93	1/4/2022	$8.47	12/19/2022	$9.21	$9.04
Twelve months ended December 31, 2023	$9.25	$15.10	2/15/2023	$6.08	6/12/2023	$9.14	$9.61
January 1, 2019 to December 31, 2023	$24.16	$150.44	5/12/2021	$3.24	10/16/2019	$9.14	$9.61

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to December 31, 2023.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to December 31, 2023.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. The motion for reargument remains pending. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange-traded product, and in June 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. In June 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. In August 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust on NYSE Arca as an exchange-traded product. However, even though NYSE Arca’s request with respect to Grayscale Bitcoin Trust was approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, if any, would also be approved.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements of Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Initial Complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint (the “Amended Complaint”) alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning the defendants’ purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). On December 8, 2023, the Sponsor filed a motion to dismiss the Amended Complaint and its supporting brief. On January 19, 2024, Alameda voluntarily dismissed the action without prejudice, thereby terminating the action. No consideration of any kind was offered or exchanged in connection with Alameda’s voluntary dismissal.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2023:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2023 - October 31, 2023	-	$-	-	$9.99
November 1, 2023 - November 30, 2023	-	-	-	9.99
December 1, 2023 - December 31, 2023	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through February 2, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or a Liquidity Provider.

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

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell ZEN based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global exchange market for the trading of ZEN, which consists of transactions on electronic Digital Asset Trading Platforms.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” (referred to as “Trading Platform Market” in this Quarterly Report) as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider from October 3, 2022 to September 12, 2023.

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

“Liquidity Provider”—A service provider that facilitates the purchase of ZEN in connection with the creation of Baskets.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in our Annual Report. See also “Item 1.

Business—Investment Objective” in our Annual Report for a description of the Trust’s NAV, as calculated in accordance with GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term ZEN Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in our Annual Report.

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

“Reference Rate Price”—The U.S. dollar value of a ZEN derived from the Digital Asset Trading Platforms that are reflected in the Reference Rate, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in our Annual Report for a description of how the Reference Rate Price is calculated. For purposes of the Trust Agreement, the term ZEN Reference Rate shall mean the Reference Rate Price as defined herein.

“Reference Rate Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Reference Rate. Prior to its sale to an unaffiliated third party on November 20, 2023, DCG was the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. was an affiliate of the Sponsor and the Trust and was considered a related party of the Trust.

“Principal Market NAV”—The net asset value of the Trust determined on a GAAP basis. Prior to February 7, 2024, Principal Market NAV was referred to as NAV.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX tier of the OTC Markets Group Inc.

“Secondary Reference Rate”—The Coin Metrics Real-Time Rate for Horizen.

“Secondary Reference Rate Price”—The U.S. dollar value of a ZEN derived from the Digital Asset Trading Platforms that are reflected in the Secondary Reference Rate, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in our Annual Report for a description of how the Secondary Reference Rate Price is calculated.

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

“Sponsor’s Fee”—A fee, payable in ZEN, which accrues daily in U.S. dollars at an annual rate of 2.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

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

Grayscale Investments, LLC as Sponsor of Grayscale Horizen Trust (ZEN)

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: February 7, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.