Form 10-Q
period 2024-03-31
Grayscale Horizen Trust (ZEN)
filed 2024-05-03
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of Shares of the registrant outstanding as of April 30, 2024: 6,838,000

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2024	September 30, 2023
Assets:
Investment in ZEN, at fair value (cost $12,138 and $12,291 as of March 31, 2024 and September 30, 2023, respectively)	$8,804	$4,671
Total assets	$8,804	$4,671
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$8,804	$4,671
Net Assets consists of:
Paid-in-capital	13,563	13,563
Accumulated net investment loss	(1,863)	(1,788)
Accumulated net realized gain on investment in ZEN	438	516
Accumulated net change in unrealized depreciation on investment in ZEN	(3,334)	(7,620)
	$8,804	$4,671
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,838,000	6,838,000
Principal market net asset value per Share	$1.29	$0.68

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEN and percentages)

March 31, 2024
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	593,660.61627208	$12,138	$8,804	100%
Net assets		$12,138	$8,804	100%

September 30, 2023
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	601,138.55454194	$12,291	$4,671	100%
Net assets		$12,291	$4,671	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	38	41	75	84
Net investment loss	(38)	(41)	(75)	(84)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEN	(37)	(37)	(78)	(73)
Net change in unrealized appreciation (depreciation) on investment in ZEN	3,419	1,150	4,286	(1,820)
Net realized and unrealized gain (loss) on investment	3,382	1,113	4,208	(1,893)
Net increase (decrease) in net assets resulting from operations	$3,344	$1,072	$4,133	$(1,977)

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Increase (decrease) in net assets from operations:
Net investment loss	$(38)	$(41)	$(75)	$(84)
Net realized loss on investment in ZEN	(37)	(37)	(78)	(73)
Net change in unrealized appreciation (depreciation) on investment in ZEN	3,419	1,150	4,286	(1,820)
Net increase (decrease) in net assets resulting from operations	3,344	1,072	4,133	(1,977)
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total increase (decrease) in net assets from operations and capital share transactions	3,344	1,072	4,133	(1,977)
Net assets:
Beginning of period	5,460	5,642	4,671	8,691
End of period	$8,804	$6,714	$8,804	$6,714
Change in Shares outstanding:
Shares outstanding at beginning of period	6,838,000	6,838,000	6,838,000	6,838,000
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	6,838,000	6,838,000	6,838,000	6,838,000

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca, Inc. (“NYSE Arca”) to list the shares of the Grayscale Bitcoin Trust (BTC), which began trading on NYSE Arca on January 11, 2024. Grayscale Bitcoin Trust (BTC) is an SEC reporting company with its shares registered pursuant to Section 12(b) of the Exchange Act. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers who are unaffiliated with the Trust may be engaged from time to time and at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024 and September 30, 2023 and results of operations for the three and six months ended March 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2023 included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investment in ZEN	$8,804	$8,804	$-	$-
September 30, 2023
Assets
Investment in ZEN	$4,671	$4,671	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Sponsor of the Trust is evaluating this new guidance as of March 31, 2024. If the Sponsor elects to adopt in a subsequent interim period prior to the effective date, such adoption would be reflected retroactive to the beginning of the fiscal year. The Sponsor does not anticipate any material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2024 and September 30, 2023, the Trust held 593,660.61627208 and 601,138.55454194 ZEN, respectively.

The Trust determined the fair value per ZEN to be $14.83 and $7.77 on March 31, 2024 and September 30, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2022	616,356.97722875	$8,691
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(15,218.42268681)	(147)
Net change in unrealized depreciation on investment in ZEN	-	(3,709)
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2023	601,138.55454194	$4,671
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(7,477.93826986)	(75)
Net change in unrealized appreciation on investment in ZEN	-	4,286
Net realized loss on investment in ZEN	-	(78)
Balance at March 31, 2024	593,660.61627208	$8,804

4. Creations and Redemptions of Shares

At March 31, 2024 and September 30, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The amount of ZEN required for each creation Basket or redemption Basket is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0868 and 0.0879 of one ZEN at March 31, 2024 and September 30, 2023, respectively. The decrease in the amount of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

The cost basis of investments in ZEN recorded by the Trust is the fair value of ZEN, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or ZEN.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2024 and September 30, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2024 or September 30, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of March 31, 2024 and September 30, 2023, 3,504,534 and 3,607,534, Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2024 and September 30, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $38,440 and $40,421, respectively. For the six months ended March 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $74,968 and $83,887, respectively. As of March 31, 2024 and September 30, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended March 31, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through March 31, 2024, DCG had not purchased any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ZEN. Investing in ZEN is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of ZEN held by the Trust, and fluctuations in the price of ZEN could materially and adversely affect an investment in the Shares of the Trust. The price of ZEN has a limited history. During such history, ZEN prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ZEN, including, but not limited to, global ZEN supply and demand, theft of ZEN from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The ZEN held by the Trust are commingled, and the Trust’s shareholders have no specific rights to any specific ZEN. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$0.80	$0.82	$0.68	$1.27
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.01)	(0.01)	(0.01)	(0.01)
Net realized and unrealized gain (loss)	0.50	0.17	0.62	(0.28)
Net increase (decrease) in net assets resulting from operations	0.49	0.16	0.61	(0.29)
Principal market net asset value, end of period	$1.29	$0.98	$1.29	$0.98
Total return	61.25%	19.51%	89.71%	-22.83%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on April 30, 2024, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $8.05 per ZEN.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended March 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEN and price of ZEN amounts, are in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net realized and unrealized gain (loss) on investment in ZEN	$3,382	$1,113	$4,208	$(1,893)
Net increase (decrease) in net assets resulting from operations	$3,344	$1,072	$4,133	$(1,977)
Net assets(1)	$8,804	$6,714	$8,804	$6,714
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEN for the three months ended March 31, 2024 was $3,382, which includes a realized loss of ($37) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEN of $3,419. Net realized and unrealized gain on investment in ZEN for the period was driven by ZEN price appreciation from $9.14 per ZEN as of December 31, 2023, to $14.83 per ZEN as of March 31, 2024. Net increase in net assets resulting from operations was $3,344 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $38. Net assets increased to $8,804 at March 31, 2024, a 61% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEN price appreciation, partially offset by the withdrawal of approximately 3,701 ZEN to pay the foregoing Sponsor’s Fee.

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

Net realized and unrealized gain on investment in ZEN for the six months ended March 31, 2024 was $4,208, which includes a realized loss of ($78) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEN of $4,286. Net realized and unrealized gain on investment in ZEN for the period was driven by ZEN price appreciation from $7.77 per ZEN as of September 30, 2023, to $14.83 per ZEN as of March 31, 2024. Net increase in net assets resulting from operations was $4,133 for the six months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $75. Net assets increased to $8,804 at March 31, 2024, an 88% increase for the six-month period. The increase in net assets resulted from the aforementioned ZEN price appreciation, partially offset by the withdrawal of approximately 7,478 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the six months ended March 31, 2023 was ($1,893), which includes a realized loss of ($73) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($1,820). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $14.10 per ZEN as of September 30, 2022, to $11.03 per ZEN as of March 31, 2023. Net decrease in net assets resulting from operations was ($1,977) for the six months ended March 31, 2023, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $84. Net assets decreased to $6,714 at March 31, 2023, a 23% decrease for the six-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 7,636 ZEN to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling ZEN, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of ZEN, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than ZEN. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(All ZEN balances are rounded to the nearest whole ZEN)
ZEN:
Opening balance	597,362	612,485	601,139	616,357
Creations	-	-	-	-
Sponsor’s Fee, related party	(3,701)	(3,764)	(7,478)	(7,636)
Closing balance	593,661	608,721	593,661	608,721
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	593,661	608,721	593,661	608,721
Number of Shares:
Opening balance	6,838,000	6,838,000	6,838,000	6,838,000
Creations	-	-	-	-
Closing balance	6,838,000	6,838,000	6,838,000	6,838,000

	As of March 31,
	2024	2023
Price of ZEN on principal market(1)	$14.83	$11.03
Principal Market NAV per Share(2)	$1.29	$0.98
Reference Rate Price (3)	$14.85	$10.67
NAV per Share(3)	$1.29	$0.95

(1)
The Trust performed an assessment of the principal market at March 31, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of March 31, 2024 and 2023 the Principal Market NAV per Share was calculated using the fair value of ZEN based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Reference Rate Price, as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in the Trust’s Annual Report on Form 10-K for a description of the Reference Rate and Reference Rate Price. The Digital Asset Trading Platforms included in the Reference Rate as of December 31, 2023 were Binance.US and Coinbase. Effective April 4, 2023, the Reference Rate Provider added Bittrex to the Reference Rate due to the trading platform meeting the Reference Rate Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. Effective April 21, 2023, the Reference Rate Provider subsequently removed Bittrex from the Reference Rate due to Bittrex’s announcement that the trading platform will no longer service U.S. customers, and did not add any Constituent Trading Platforms as part of its review. Effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection” in the Trust’s Annual Report. If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” in the Trust’s Annual Report. Effective June 20, 2023, the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Reference Rate Provider”). The Digital Asset Trading Platforms included in the Reference Rate as of March 31, 2024 were Coinbase, Binance, ByBit, Gate.io and Huobi. As of March 31, 2023, the Digital Asset Trading Platforms included in the Reference Rate consisted of Binance.US, Bittrex and Coinbase. See “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

For accounting purposes, the Trust reflects creations and the ZEN receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of ZEN is received. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

As of March 31, 2024, the Trust had a net closing balance with a value of $8,815,860, based on the Reference Rate Price (non-GAAP methodology). As of March 31, 2024, the Trust had a total market value of $8,803,987, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

As of March 31, 2023, the Trust had a net closing balance with a value of $6,495,054, based on the Reference Rate Price (non-GAAP methodology). As of March 31, 2023, the Trust had a total market value of $6,714,193, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 to March 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Reference Rate Price from April 1, 2019 to March 31, 2024. During such period, the Reference Rate Price has ranged from $3.28 to $152.74, with the straight average being $24.50 through March 31, 2024. As described above, effective June 20, 2023, the Reference Rate Price is the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$7.45	$13.91	2/14/2020	$3.28	9/30/2019	$5.70	$5.70
Twelve months ended March 31, 2021	$15.95	$79.29	2/18/2021	$5.14	10/7/2020	$50.71	$50.71
Twelve months ended March 31, 2022	$73.79	$152.74	5/8/2021	$31.18	2/24/2022	$50.63	$50.63
Twelve months ended March 31, 2023	$16.26	$51.29	4/2/2022	$8.43	1/8/2023	$10.67	$10.67
Twelve months ended March 31, 2024	$9.17	$17.46	3/13/2024	$5.92	6/12/2023	$14.85	$13.75
April 1, 2019 to March 31, 2024	$24.50	$152.74	5/8/2021	$3.28	9/30/2019	$14.85	$13.75

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from April 1, 2019 to March 31, 2024. During such period, the price of ZEN has ranged from $3.24 to $150.44, with the straight average being $24.41 through March 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$7.46	$14.33	2/14/2020	$3.24	10/16/2019	$5.85	$5.85
Twelve months ended March 31, 2021	$15.92	$80.00	2/18/2021	$5.10	10/7/2020	$50.88	$50.88
Twelve months ended March 31, 2022	$73.38	$150.44	5/12/2021	$32.55	2/27/2022	$48.40	$48.40
Twelve months ended March 31, 2023	$16.19	$51.23	4/1/2022	$8.40	1/7/2023	$11.03	$11.03
Twelve months ended March 31, 2024	$9.17	$17.47	3/13/2024	$6.08	6/12/2023	$14.83	$13.74
April 1, 2019 to March 31, 2024	$24.41	$150.44	5/12/2021	$3.24	10/16/2019	$14.83	$13.74

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to March 31, 2024.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to March 31, 2024.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) (%)

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert, the Chief Executive Officer of DCG, in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements of Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Initial Complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint (the “Amended Complaint”) alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning the defendants’ purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). On December 8, 2023, the Sponsor filed a motion to dismiss the Amended Complaint and its supporting brief. On January 19, 2024, Alameda voluntarily dismissed the action without prejudice, thereby terminating the action. No consideration of any kind was offered or exchanged in connection with Alameda’s voluntary dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2024:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2024 - January 31, 2024	-	$-	-	$9.99
February 1, 2024 - February 29, 2024	-	-	-	9.99
March 1, 2024 - March 31, 2024	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through April 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1	Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on March 25, 2024).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the amount of ZEN required as of such trade date for each Creation Basket, as determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell ZEN based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of ZEN, which consists of transactions on electronic Digital Asset Trading Platforms.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in our Annual Report. See also “Item 1.

Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term ZEN Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in our Annual Report. For purposes of the Trust Agreement, the term ZEN Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be amended from time to time.

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

Date: May 3, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.