Form 10-Q
period 2024-06-30
Grayscale Horizen Trust (ZEN)
filed 2024-08-02
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of Shares of the registrant outstanding as of July 29, 2024: 6,838,000

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2024	September 30, 2023
Assets:
Investment in ZEN, at fair value (cost $12,062 and $12,291 as of June 30, 2024 and September 30, 2023, respectively)	$3,923	$4,671
Total assets	$3,923	$4,671
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$3,923	$4,671
Net Assets consists of:
Paid-in-capital	13,563	13,563
Accumulated net investment loss	(1,896)	(1,788)
Accumulated net realized gain on investment in ZEN	395	516
Accumulated net change in unrealized depreciation on investment in ZEN	(8,139)	(7,620)
	$3,923	$4,671
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,838,000	6,838,000
Principal market net asset value per Share	$0.57	$0.68

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEN and percentages)

June 30, 2024
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	589,981.83229600	$12,062	$3,923	100%
Net assets		$12,062	$3,923	100%

September 30, 2023
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	601,138.55454194	$12,291	$4,671	100%
Net assets		$12,291	$4,671	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	33	33	108	117
Net investment loss	(33)	(33)	(108)	(117)
Net realized and unrealized loss from:
Net realized loss on investment in ZEN	(43)	(44)	(121)	(117)
Net change in unrealized depreciation on investment in ZEN	(4,805)	(1,120)	(519)	(2,940)
Net realized and unrealized loss on investment	(4,848)	(1,164)	(640)	(3,057)
Net decrease in net assets resulting from operations	$(4,881)	$(1,197)	$(748)	$(3,174)

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Decrease in net assets from operations:
Net investment loss	$(33)	$(33)	$(108)	$(117)
Net realized loss on investment in ZEN	(43)	(44)	(121)	(117)
Net change in unrealized depreciation on investment in ZEN	(4,805)	(1,120)	(519)	(2,940)
Net decrease in net assets resulting from operations	(4,881)	(1,197)	(748)	(3,174)
Increase in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total decrease in net assets from operations and capital share transactions	(4,881)	(1,197)	(748)	(3,174)
Net assets:
Beginning of period	8,804	6,714	4,671	8,691
End of period	$3,923	$5,517	$3,923	$5,517
Change in Shares outstanding:
Shares outstanding at beginning of period	6,838,000	6,838,000	6,838,000	6,838,000
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	6,838,000	6,838,000	6,838,000	6,838,000

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Trust (ETH) (as of July 23, 2024), Grayscale Ethereum Mini Trust (ETH) (as of July 23, 2024), and Grayscale Bitcoin Mini Trust (BTC) (as of July 31, 2024). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

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

On October 18, 2021, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group, Inc. The Trust’s trading symbol on OTCQX is “HZEN” and the CUSIP number for its Shares is 38963T101.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2024 and September 30, 2023 and results of operations for the three and nine months ended June 30, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2023 included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Investment in ZEN	$3,923	$3,923	$-	$-
September 30, 2023
Assets
Investment in ZEN	$4,671	$4,671	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Sponsor of the Trust is evaluating this new guidance as of June 30, 2024. If the Sponsor elects to adopt in a subsequent interim period prior to the effective date, such adoption would be reflected retroactive to the beginning of the fiscal year. The Sponsor does not anticipate any material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2024 and September 30, 2023, the Trust held 589,981.83229600 and 601,138.55454194 ZEN, respectively.

The Trust determined the fair value per ZEN to be $6.65 and $7.77 on June 30, 2024 and September 30, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2022	616,356.97722875	$8,691
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(15,218.42268681)	(147)
Net change in unrealized depreciation on investment in ZEN	-	(3,709)
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2023	601,138.55454194	$4,671
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(11,156.72224594)	(108)
Net change in unrealized depreciation on investment in ZEN	-	(519)
Net realized loss on investment in ZEN	-	(121)
Balance at June 30, 2024	589,981.83229600	$3,923

4. Creations and Redemptions of Shares

At June 30, 2024 and September 30, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The amount of ZEN required for each creation Basket or redemption Basket is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0863 and 0.0879 of one ZEN at June 30, 2024 and September 30, 2023, respectively. The decrease in the amount of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended June 30, 2024 and September 30, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2024 or September 30, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of June 30, 2024 and September 30, 2023, 3,436,323 and 3,607,534, Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2024 and September 30, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended June 30, 2024 and 2023.

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

For the three months ended June 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $32,553 and $32,668, respectively. For the nine months ended June 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $107,521 and $116,555, respectively. As of June 30, 2024 and September 30, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended June 30, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through June 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

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

To the extent a private key required to access a ZEN address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the ZEN controlled by the private key and the private key will not be capable of being restored by the Horizen Network. The processes by which ZEN transactions are settled are dependent on the ZEN peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of ZEN.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$1.29	$0.98	$0.68	$1.27
Net decrease in net assets from investment operations:
Net investment loss	-	-	(0.02)	(0.02)
Net realized and unrealized loss	(0.72)	(0.17)	(0.09)	(0.44)
Net decrease in net assets resulting from operations	(0.72)	(0.17)	(0.11)	(0.46)
Principal market net asset value, end of period	$0.57	$0.81	$0.57	$0.81
Total return	-55.81%	-17.35%	-16.18%	-36.22%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on July 29, 2024, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $10.79 per ZEN.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended June 30, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEN and price of ZEN amounts, are in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net realized and unrealized loss on investment in ZEN	$(4,848)	$(1,164)	$(640)	$(3,057)
Net decrease in net assets resulting from operations	$(4,881)	$(1,197)	$(748)	$(3,174)
Net assets(1)	$3,923	$5,517	$3,923	$5,517
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in ZEN for the three months ended June 30, 2024 was ($4,848), which includes a realized loss of ($43) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($4,805). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $14.83 per ZEN as of March 31, 2024, to $6.65 per ZEN as of June 30, 2024. Net decrease in net assets resulting from operations was ($4,881) for the three months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $33. Net assets decreased to $3,923 at June 30, 2024, a 55% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation, partially offset by the withdrawal of approximately 3,679 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the three months ended June 30, 2023 was ($1,164), which includes a realized loss of ($44) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($1,120). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $11.03 per ZEN as of March 31, 2023, to $9.12 per ZEN as of June 30, 2023. Net decrease in net assets resulting from operations was ($1,197) for the three months ended June 30, 2023, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $33. Net assets decreased to $5,517 at June 30, 2023, an 18% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation, partially offset by the withdrawal of approximately 3,782 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the nine months ended June 30, 2024 was ($640), which includes a realized loss of ($121) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($519). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $7.77 per ZEN as of September 30, 2023, to $6.65 per ZEN as of June 30, 2024. Net decrease in net assets resulting from operations was ($748) for the nine months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $108. Net assets decreased to $3,923 at June 30, 2024, an 16% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation, partially offset by the withdrawal of approximately 11,157 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the nine months ended June 30, 2023 was ($3,057), which includes a realized loss of ($117) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($2,940). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $14.10 per ZEN as of September 30, 2022, to $9.12 per ZEN as of June 30, 2023. Net decrease in net assets resulting from operations was ($3,174) for the nine months ended June 30, 2023, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $117. Net assets decreased to $5,517 at June 30, 2023, a 37% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 11,418 ZEN to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(All ZEN balances are rounded to the nearest whole ZEN)
ZEN:
Opening balance	593,661	608,721	601,139	616,357
Creations	-	-	-	-
Sponsor’s Fee, related party	(3,679)	(3,782)	(11,157)	(11,418)
Closing balance	589,982	604,939	589,982	604,939
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	589,982	604,939	589,982	604,939
Number of Shares:
Opening balance	6,838,000	6,838,000	6,838,000	6,838,000
Creations	-	-	-	-
Closing balance	6,838,000	6,838,000	6,838,000	6,838,000

	As of June 30,
	2024	2023
Price of ZEN on principal market(1)	$6.65	$9.12
Principal Market NAV per Share(2)	$0.57	$0.81
Reference Rate Price (3)	$6.65	$9.12
NAV per Share(3)	$0.57	$0.81

(1)
The Trust performed an assessment of the principal market at June 30, 2024 and 2023, and identified the principal market as Coinbase.

(2)
As of June 30, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of ZEN based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Reference Rate Price, as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in the Trust’s Annual Report on Form 10-K for a description of the Reference Rate and Reference Rate Price. Effective June 20, 2023, the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Reference Rate Provider”). See “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share. The Digital Asset Trading Platforms included in the Reference Rate as of June 30, 2024 were Coinbase, Binance, ByBit, Gate.io, and KuCoin. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” and “Item 1. Business—Valuation of ZEN and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

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

As of June 30, 2024, the Trust had a net closing balance with a value of $3,923,379, based on the Reference Rate Price (non-GAAP methodology). As of June 30, 2024, the Trust had a total market value of $3,923,379, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

As of June 30, 2023, the Trust had a net closing balance with a value of $5,517,040, based on the Reference Rate Price (non-GAAP methodology). As of June 30, 2023, the Trust had a total market value of $5,517,040, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 to June 30, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Reference Rate Price from July 1, 2019 to June 30, 2024. During such period, the Reference Rate Price has ranged from $3.28 to $152.74, with the straight average being $24.47 through June 30, 2024. As described above, effective June 20, 2023, the Reference Rate Price is the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$6.59	$13.91	2/14/2020	$3.28	9/30/2019	$6.68	$6.68
Twelve months ended June 30, 2021	$38.52	$152.74	5/8/2021	$5.14	10/7/2020	$66.76	$66.76
Twelve months ended June 30, 2022	$56.30	$123.59	11/25/2021	$13.03	6/30/2022	$13.03	$13.03
Twelve months ended June 30, 2023	$11.79	$21.68	8/12/2022	$5.92	6/12/2023	$9.12	$9.12
Twelve months ended June 30, 2024	$9.22	$17.46	3/13/2024	$6.19	6/18/2024	$6.65	$6.62
July 1, 2019 to June 30, 2024	$24.47	$152.74	5/8/2021	$3.28	9/30/2019	$6.65	$6.62

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from July 1, 2019 to June 30, 2024. During such period, the price of ZEN has ranged from $3.24 to $150.44, with the straight average being $24.37 through June 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$6.60	$14.33	2/14/2020	$3.24	10/16/2019	$6.62	$6.62
Twelve months ended June 30, 2021	$38.29	$150.44	5/12/2021	$5.10	10/7/2020	$64.79	$64.79
Twelve months ended June 30, 2022	$56.05	$127.85	11/24/2021	$12.50	6/18/2022	$12.67	$12.67
Twelve months ended June 30, 2023	$11.77	$21.79	8/11/2022	$6.08	6/12/2023	$9.12	$9.12
Twelve months ended June 30, 2024	$9.22	$17.47	3/13/2024	$6.24	6/24/2024	$6.65	$6.61
July 1, 2019 to June 30, 2024	$24.37	$150.44	5/12/2021	$3.24	10/16/2019	$6.65	$6.61

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to June 30, 2024.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to June 30, 2024.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2024:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2024 - April 30, 2024	-	$-	-	$9.99
May 1, 2024 - May 31, 2024	-	-	-	9.99
June 1, 2024 - June 30, 2024	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through July 29, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

32.1

Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

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

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX Best Market® of OTC Markets Group Inc.

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

Grayscale Investments, LLC as Sponsor of Grayscale Horizen Trust (ZEN)

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)*

Date: August 2, 2024

* The Registrant is a Trust and the person is signing in their capacity as an officer or director of Grayscale Investments, LLC the Sponsor of the Registrant.