Form 10-K
period 2024-09-30
Grayscale Horizen Trust (ZEN)
filed 2024-11-22
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on March 31, 2024 as reported by the OTC Markets Group Inc. on that date: $27,267,752

Number of Shares of the registrant outstanding as of November 18, 2024: 6,838,000

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Horizen Trust (ZEN) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I. Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

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
•
the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, which may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
the value of the Shares relating directly to the value of ZEN then held by the Trust, the value of which may be highly volatile and subject to fluctuations due to a number of factors;
•
the limited history of the Reference Rate;
•
because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market;

•
a determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust;
•
regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;
•
changes in the policies of the U.S. Securities and Exchange Commission (the “SEC”) that could adversely impact the value of the Shares;
•
regulatory changes or other events in foreign jurisdictions that may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;
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

A glossary of industry and other defined terms is included in this Annual Report, beginning on page 106.

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

The Trust’s purpose is to hold Horizen (“ZEN”). The Horizen Network, an alternative software implementation of the Bitcoin, network was created in 2017 by a group that forked Zclassic, which is a clone of Zcash. Although the Horizen Network is similar to the Bitcoin Network, there are several key differences between the Horizen Network and the Bitcoin Network. Historically, the fundamental difference between the Bitcoin Network and the Horizen Network was that the Horizen Network offered selective privacy-preserving features. However, the Horizen Network implemented an update in September 2023 that removed many of these privacy preserving features, as described below. In addition, the Bitcoin Network uses the SHA-256 algorithm, which is preferred for parallel processing, but is also easily used to build application-specific integrated circuits (ASICs) to mine the network more efficiently. In contrast, the Horizen Network employs the Equihash algorithm. Horizen has a current block size of 2MB, compared to the variable block size of the Bitcoin Network, which has a limit of approximately 4MB. Horizen blocks are also generated every 2.5 minutes, which is approximately four times faster than Bitcoin’s block production. Horizen halvings occur every 840,000 blocks, unlike Bitcoin’s halvings that occur every 210,000 blocks. The Horizen mining difficulty is also roughly one three-millionth of Bitcoin’s, making it significantly easier to mine blocks and earn rewards. Additionally, Horizen and Bitcoin both have a maximum supply of 21 million coins. As of September 30, 2024, Horizen had a circulating supply of approximately 15.5 million coins, which was less than Bitcoin’s circulating supply of approximately 19.8 million coins. As of September 30, 2024, the 24-hour trading volume of Horizen and Bitcoin were approximately $3.5 million and $15.4 billion, respectively. As of September 30, 2024, the aggregate market value of Horizen was $124.9 million, as compared to the $1,251.5 billion aggregate value of Bitcoin. As of September 30, 2024, ZEN was the 314th largest digital asset by market capitalization as tracked by CoinMarketCap.com.

The Horizen Network is one of a number of projects intended to enhance blockchain technology. One of the Horizen Network’s primary enhancements of the blockchain was to add additional layers of confidentiality to traditional blockchain infrastructure so that users could engage in transactions and selectively disclose details related to those transactions. ZEN accomplished this level of confidentiality by using novel cryptographic protocols called Zero-Knowledge Succinct Non-Interactive Argument of Knowledge (“zk-SNARKs”) to protect both the amount and the sender and recipient of the transaction. The result was a confidential transaction known as a “shielded” transaction, which was distinct from a public transaction on the Horizen Network, known as an “unshielded” transaction. From the inception of the Horizen Network through September 30, 2022, approximately 22% of Horizen transactions had been unshielded, approximately 4% involved one party utilizing a shielded address, and approximately 74% involved both parties utilizing a shielded address. However, in September 2023, the Horizen protocol implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network no longer supported transactions from unshielded addresses to shielded addresses. See “—Overview of the ZEN Industry and Market” for additional information on the Horizen Network’s historical selective privacy-preserving features and recent upgrades.

As of September 30, 2024, the Trust holds approximately 3.8% of the ZEN in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Horizen Network. As a decentralized digital asset network, the Horizen Network consists of several stakeholders, including core developers of ZEN, users, services, businesses, miners and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of ZEN confers no such rights.

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

Grayscale Investments, LLC is the sponsor and administrator of the Trust (the “Sponsor”), CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

The Trust issues Shares only in one or more blocks of 100 Shares (a block of 100 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for ZEN. At this time, the Sponsor is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Trust. Due to the lack of an ongoing redemption program as well as price volatility, trading volume and closings of Digital Asset Trading Platforms due to fraud, failure, security breaches or otherwise, there can be no assurance that the value of the Shares will reflect the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is the amount of ZEN required to create a Basket of Shares, multiplied by the “Reference Rate Price,” which is a volume-weighted average price in U.S. dollars for the immediately preceding 24-hour period derived from data collected from Digital Asset Trading Platforms trading ZEN selected by the Reference Rate Provider as of 4:00 p.m., New York time, and included in the CoinDesk Horizen Reference Rate (the “Reference Rate”), on each business day. The Reference Rate Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.” On June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection” below. If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Reference Rate Provider”). Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

The Basket Amount is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other reports or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

In the event the Shares trade at a substantial premium, investors who purchase Shares on OTCQX will pay substantially more for their Shares than investors who purchase Shares in the private placement. The value of the Shares may not reflect the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in the private placement, the lack of an ongoing redemption program, any halting of creations by the Trust, ZEN price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global trading platform market for trading ZEN. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

For example, from October 19, 2021 to September 30, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 766%, the average premium was 223%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 54%, and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 19, 2021 and September 30, 2024, has been quoted at a discount on 348 days. As of September 30, 2024, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 492% to the Trust’s NAV per Share. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

The Trust’s ZEN are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“U.S. GAAP”). The Trust determines the fair value of ZEN based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a U.S. GAAP basis is referred to in this Annual Report as “Principal Market NAV.” Prior to February 7, 2024, Principal Market NAV was referred to as NAV. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Reference Rate Price to calculate its “NAV,” a non-GAAP metric, which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated in the manner set forth under “—Valuation of ZEN and Determination of NAV.” “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with U.S. GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with U.S. GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and Principal Market NAV was referred to as NAV.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time for a variety of reasons, including in connection with forks, airdrops and other similar occurrences. As a result, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s NAV per Share, which may cause the Shares to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s NAV per Share.

Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. However, because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium or discount at which the Shares trade on OTCQX over or below such value, respectively, which at times has been substantial.

For a discussion of risks relating to the deviation in the trading price of the Shares from the NAV per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, if the Sponsor determines that ZEN is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that ZEN is a security, the Sponsor does not intend to permit the Trust to continue holding ZEN in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act of 1940 (the “Investment Company Act”)). See “—Description of the Trust Agreement—Termination of the Trust” for additional discussion of the circumstances under which the Trust could be dissolved. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of September 30, 2024, each Share represented approximately 0.0857 ZEN. The logistics of accepting, transferring and safekeeping of ZEN are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Minimal Credit Risk. The Shares represent an interest in actual ZEN owned by the Trust. The Trust’s ZEN are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps and futures traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
•
Safekeeping System. The Custodian has been appointed to control and secure the ZEN for the Trust using offline storage, or “cold storage”, mechanisms to secure the Trust’s private key “shards”. The hardware, software, administration and continued technological development that are used by the Custodian may not be available or cost-effective for many investors.

The Trust differentiates itself from many competing digital asset financial vehicles in the following ways:

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
•
Custodian Inspections. The Custodian has agreed to allow the Trust and the Sponsor to take such steps as necessary to verify that satisfactory internal control systems and procedures are in place.
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

Incidental Rights and IR Virtual Currency

The Trust may from time to time come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of ZEN, generally through a fork in the Horizen Blockchain, an airdrop offered to holders of ZEN or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency in the Digital Asset Market and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of ZEN.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s NAV, the NAV per Share, the Principal Market NAV and the Principal Market NAV per Share.

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

The Sponsor intends to evaluate each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants, and Custodian, and may decide to abandon any Incidental Rights or IR Virtual Currency resulting from a hard fork, airdrop or similar occurrence should the Sponsor conclude, in its discretion, that such abandonment is in the best interests of the Trust. In the event the Sponsor decides to sell any Incidental Right or IR Virtual Currency, it would expect to execute the sale to or through an eligible financial institution that is subject to federal and state licensing requirements and practices regarding anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, which may include an Authorized Participant, a Liquidity Provider (as defined below in “—Service Providers of the Trust—Authorized Participants”), or one or more of their affiliates. In either case, the Sponsor expects that an Authorized Participant or Liquidity Provider would only be willing to transact with the Sponsor on behalf of the Trust if an Authorized Participant or Liquidity Provider considered it possible to trade the Incidental Right or IR Virtual Currency on a Digital Asset Trading Platform or other venue to which the Authorized Participant or Liquidity Provider has access. Generally, any such Authorized Participant or Liquidity Provider would have access only to Digital Asset Trading Platforms or other venues that it reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each venue.

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of ZEN held by the Trust, determined by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Trading Platforms. While the Shares are listed and trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the ZEN Industry and Market

Horizen, or ZEN, is a digital asset that is created and transmitted through the operations of the peer-to-peer Horizen Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Horizen Network, the infrastructure of which is collectively maintained by a decentralized user base. The Horizen Network allows people to exchange tokens of value, called ZEN, which are recorded on a public transaction ledger known as a blockchain. ZEN can be used to pay for goods and services, including computational power on the Horizen Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system.

The Horizen Network is one of a number of projects intended to enhance blockchain technology. One of the Horizen Network’s primary enhancements of the blockchain was to add additional layers of confidentiality to traditional blockchain infrastructure so that users could make transactions and selectively disclose details related to those transactions. ZEN accomplished this level of confidentiality by using novel cryptographic zk-SNARKs to protect both the amount and the sender and recipient of the transaction. The result was a confidential transaction known as a “shielded” transaction. From the inception of the Horizen Network through September 30, 2022, approximately 22% of Horizen transactions had been unshielded, approximately 4% involved one party utilizing a shielded address, and approximately 74% involved both parties utilizing a shielded address. However, in September 2023, the Horizen protocol implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network no longer supported transactions from unshielded addresses to shielded addresses.

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

While ZEN’s monetary base is intended to be fixed at 21 million, the same as the monetary base of Bitcoin and Zcash, and while the rate of ZEN creation will similarly halve every four years, there are some important differences in how ZEN is mined and distributed. For example, of the 6.25 ZEN created every 2.5 minutes, the block reward is distributed such that 60% is distributed to miners, 10% to nodes securing the Eon network side chain launched by the Horizen ecosystem in October 2023 (the “EON 1.0 nodes”), 10% to Super Nodes and 20% to the Foundation. However, the allocation of new ZEN as block rewards is expected to change with the EON 2.0 Migration, as described further below. See “—Creation of New ZEN” and “—Market Participants” for more information. This is in contrast to Zcash, where, during the first four years of ZEC’s existence, 80% of newly created ZEC is distributed to miners and 20% is allocated to the founders’ reward, with 10% of the ZEC in existence ultimately being distributed to the founders’ reward, and Zclassic, which eliminated the concept of a founders’ reward such that all newly created ZCL, the native token of the Zclassic protocol, is distributed to miners. Like Zcash, ZEN also implemented a memory-hard proof-of-work algorithm, Equihash, which involves adding a memory-hard problem to be solved in valid blocks, which is intended to result in less centralized hash power.

The Horizen Network is decentralized and does not require governmental, financial institution intermediaries or others, including the Foundation, to create, transmit or determine the value of ZEN. Rather, ZEN is created and allocated by the Horizen Network protocol through a “mining” process. Although the Foundation does not control the Horizen Network, it monitors the development of the Horizen Network and offers updates to the Horizen protocol, which the public may choose to implement or ignore. The Foundation does not sell, exchange, transmit or retain custody of ZEN for consumers or the public at large. The value of ZEN is determined by the supply of and demand for ZEN on the Digital Asset Trading Platforms or in private end-user-to-end-user transactions.

Similar to the Bitcoin Network and the Zcash network, the Horizen Network operates on a proof-of-work model. A portion of new ZEN are created and rewarded to the miners of a block in the Horizen Network for verifying transactions. The Horizen Network is effectively a decentralized database that includes all blocks that have been solved by miners and it is updated to include new blocks as they are solved. Each ZEN transaction is broadcast to the Horizen Network and, when included in a block, recorded in the Horizen Blockchain. As each new block records outstanding ZEN transactions, and outstanding transactions are settled and validated through such recording, the Horizen Blockchain represents a complete, unshielded and unbroken history of all transactions of the Horizen Network. For further details, see “—Creation of New ZEN.”

In June 2024, members of the ZEN ecosystem voted to deprecate the Horizen Network in favor of the yet-to-be-launched “EON 2.0” network (the “EON 2.0 Migration”). The EON 2.0 network is intended be a smart contract platform, unlike the Horizen Network, which is primarily intended as a payment platform. Just as in the Horizen Network, ZEN is intended to serve as the native digital asset for EON 2.0. However, unlike the Horizen Network’s proof-of-work consensus mechanism, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, EON 2.0 intends to leverage proof-of-stake, whereby validators of the network risk or “stake” ZEN to compete to be selected to validate transactions and are rewarded ZEN in proportion to the amount of tokens staked. ZEN’s supply cap of 21 million is not expected to be affected by the EON 2.0 Migration. However, in September 2024, members of the ZEN ecosystem voted to approve a proposal to adjust the allocation of newly minted ZEN. This proposal is expected to take effect upon the completed EON 2.0 Migration. The proposal calls for 40% of newly issued ZEN to be distributed to validators securing the EON 2.0 network, 32.5% to be distributed to the Horizen Foundation, and 27.5% to be distributed to a decentralized autonomous organization under the collective control of ZEN holders (the “Horizen DAO”).

The proposal also called for replacing the ZEN’s per-block issuance schedule with a time-based release schedule. Under the proposal, the full amount of future ZEN allocated to the Horizen Foundation and Horizen DAO would be issued immediately upon the EON 2.0 Migration, with 25% of those amounts to be unlocked immediately upon the EON 2.0 Migration and the remaining 75% to be unlocked linearly at monthly intervals for 48 months thereafter. Newly issued ZEN allocated to EON 2.0 validators would continue issuance according to the halving schedule previously in place. As with the changes to ZEN allocation, these changes to the ZEN emission schedule are expected to occur upon the EON 2.0 Migration, which is expected to occur in 2025. The Horizen Network is expected to be deprecated in favor of EON 2.0 in 2025 and holders of ZEN on the Horizen Network are expected to be able to claim an equal amount of ZEN on the EON 2.0 network around that time. It is possible that the actual implementation of EON 2.0 and migration from the Horizen Network, including but not limited to the changes to the issuance schedule of new ZEN, may occur differently than is currently expected or possibly not occur at all.

Similar to Bitcoin and Zcash, ZEN can be used to pay for goods and services or can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a barter system. Additionally, ZEN is used to pay for transaction fees to miners for verifying transactions on the Horizen Network.

Overview of the Horizen Network’s Operations

In order to own, transfer or use ZEN directly on the Horizen Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Horizen Network. ZEN transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending ZEN, a user must notify the Horizen Network of the transaction by broadcasting certain transaction data to its network peers. The Horizen Network provides confirmation against double-spending by memorializing transactions in the Horizen Blockchain, in the case of public transactions, or through zk-SNARK zero-knowledge proofs in the case of shielded transactions. This memorialization and verification against double-spending is accomplished through the Horizen Network mining process, which adds “blocks” of data, including certain transaction information, to the Horizen Blockchain. Although the Horizen Network is publicly accessible, shielded transactions do not, by design, have the same level of transparency as the Bitcoin blockchain. Nonetheless, in September 2023, the Horizen protocol implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network no longer supported transactions from unshielded addresses to shielded addresses.

Brief Description of ZEN Transfers

There are two types of transactions that can occur on the Horizen Network: (1) unshielded transactions, which are similar to the transactions that take place on other blockchains, such as the Bitcoin Network and the Ethereum network and (2) shielded transactions, which maintain a higher degree of privacy compared to unshielded transactions.

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

As discussed in greater detail below in “—Creation of New ZEN,” Horizen Network miners record and confirm transactions when they mine and add blocks of information to the Horizen Blockchain. When a miner mines a block, it creates that block, which includes data relating to (i) the satisfaction of the consensus mechanism to mine the block, (ii) a reference to the prior block in the Horizen Blockchain to which the new block is being added, and (iii) transactions that have submitted to the Horizen Network but have not yet been added to the Horizen Blockchain. The miner becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

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

With the Horizen Network, a particular type of zero-knowledge proof called zk-SNARKs solves this problem. In a ZEN shielded transaction, the sender provides a string of data that makes up the “zero-knowledge proof” and encrypted transaction data, which proves properties of the encrypted data cryptographically, including that the sender could not have generated a specific string unless the sender had ownership over the private key and unless the input and output values were equal. The proof also guarantees creation of a unique nullifier which is used to mark tokens as spent, when they are, in fact spent. In other words, zero-knowledge proofs allow verifiability without compromising confidentiality. Shielded transactions must involve a “shielded address,” or an address capable of utilizing zero-knowledge proof technologies in its transactions. By default, ZEN is stored in unshielded addresses unless or until they are sent to a shielded address.

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

Some ZEN transactions are conducted “off-blockchain” and are therefore not recorded in the Horizen Blockchain. Some “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding ZEN or the reallocation of ownership of certain ZEN in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Trading Platform. In contrast to on-blockchain transactions, which are publicly recorded on the Horizen Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly ZEN transactions in that they do not involve the transfer of transaction data on the Horizen Network and do not reflect a movement of ZEN between addresses recorded in the Horizen Blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of ZEN ownership is not protected by the protocol behind the Horizen Network or recorded in, and validated through, the blockchain mechanism.

Creation of New ZEN

Initial Creation of ZEN

The initial creation of ZEN as part of the first Horizen Network block, or genesis block, was conducted on May 23, 2017. All additional ZEN have been, and will be, created through the mining process.

Mining Process

The Horizen Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain. Every 2.5 minutes, on average, a new block is added to the Horizen Blockchain with the latest transactions processed by the network, and the computer that generated this block is currently awarded 6.25 ZEN. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time, rewards are expected to be proportionate to the computational power of each machine.

The process by which ZEN is “mined” results in new blocks being added to the Horizen Blockchain and new ZEN tokens being issued to the miners, EON 1.0 nodes, Super Nodes and the Foundation. Computers on the Horizen Network engage in a set of prescribed complex mathematical calculations in order to add a block to the Horizen Blockchain and thereby confirm ZEN transactions included in that block’s data.

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

Limits on ZEN Supply

The Horizen Network is structured to allow a maximum of 21 million ZEN to be created, which are mined over time with the creation of each new block. At inception, 12.5 ZEN were created every 2.5 minutes, on average. Of each block of newly created ZEN, 60% is distributed to miners, 10% is distributed to nodes securing the Eon network side chain launched by the Horizen ecosystem in October 2023 (the “EON 1.0 nodes”), 10% is distributed to Super Nodes and 20% is distributed to the Foundation. Every four years, the rate of ZEN being created will halve, just as it does for Bitcoin. Thus, in December 2020, the reward was halved to 6.25 ZEN for every block, and will again be halved to 3.125 in December 2024. However, in September 2024, members of the ZEN ecosystem voted to approve a proposal to adjust the allocation of newly minted ZEN. This proposal is expected to take effect upon the completed EON 2.0 Migration. The proposal calls for 40% of newly issued ZEN to be distributed to validators securing the EON 2.0 network, 32.5% to be distributed to the Horizen Foundation, and 27.5% to be distributed to the Horizen DAO.

As of September 30, 2024, approximately 15.5 million ZEN were outstanding, and estimates of when the 21 million ZEN limitation will be reached range from at or near the year 2051. However, this expected timeline may be impacted by the EON 2.0 Migration. It is unclear whether or how the EON 2.0 Migration will affect the creation and distribution schedule of ZEN.

Modifications to the ZEN Protocol

The Horizen Network is an open-source project with no official developer or group of developers that controls it. However, historically the Horizen Network’s development has been overseen by the Foundation. The Foundation is able to access and alter the Horizen Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Horizen Network’s source code.

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

The release of updates to the Horizen Network’s source code does not guarantee that the updates will be automatically adopted. Users and miners must accept any changes made to the Horizen Network source code by downloading the proposed modification of the Horizen Network’s source code. A modification of the Horizen Network’s source code is only effective with respect to the ZEN users and miners that download it. If a modification is accepted only by a percentage of users and miners, a division in the Horizen Network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code becomes part of the Horizen Network only if accepted by participants collectively having a majority of the processing power on the Horizen Network. In June 2024, members of the ZEN ecosystem voted to implement the EON 2.0 Migration. The EON 2.0 network is intended be a smart contract platform, unlike the Horizen Network, which is primarily intended as a payment platform. It is unclear how the EON 2.0 Migration will be implemented, and it is possible miners in the Horizen Network will continue to sustain the network, possibly resulting in a fork if blocks for both the Horizen Network and EON 2.0 network continue to be processed.

Core development of the Horizen Network source code has increasingly focused on modifications of the Horizen Network protocol to increase speed and scalability and also allow for non-financial, next generation uses on Sidechains. Because the Trust only holds ZEN on the Horizen Network, it will not take advantage of such Sidechains. However, because such projects may utilize ZEN as tokens for the facilitation of their non-financial uses, they may increase demand for ZEN and the utility of the Horizen Network as a whole. Conversely, projects that operate and are built within the Horizen Blockchain may increase the data flow on the Horizen Network and could either “bloat” the size of the Horizen Blockchain or slow confirmation times.

ZEN Value

Digital Asset Trading Platform Valuation

The value of ZEN is determined by the value that various market participants place on ZEN through their transactions. The most common means of determining the value of a ZEN is by surveying one or more Digital Asset Trading Platforms where ZEN is traded publicly and transparently.

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, ZEN is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or by the widely used cryptocurrency Bitcoin. Over-the-counter dealers or market makers do not typically disclose their trade data.

Effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection” below. If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference

Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

As of September 30, 2024, the Digital Asset Trading Platforms included in the Reference Rate and used to determine the Reference Rate Price are Coinbase, Binance, Bybit, Gate.io, and KuCoin.

Currently, there are several Digital Asset Trading Platforms operating worldwide and online Digital Asset Trading Platforms represent a substantial percentage of ZEN buying and selling activity and provide the most data with respect to prevailing valuations of ZEN. These trading platforms include established trading platforms such as trading platforms included in the Secondary Reference Rate which provide a number of options for buying and selling ZEN. The below tables reflect the trading volume in ZEN and market share of the ZEN-U.S. dollar, ZEN-Bitcoin, and ZEN-USDT trading pairs of each of the Digital Asset Trading Platforms included in the Secondary Reference Rate Price as of September 30, 2024 (collectively, “Constituent Trading Platforms”), using data since the inception of the Trust:

Digital Asset Trading Platforms included in the Secondary Reference Rate as of September 30, 2024	Volume (ZEN)(1)	Market Share(2)
Coinbase	21,610,699	53.15%
Total ZEN-U.S. Dollar trading pair	21,610,699	53.15%

Digital Asset Trading Platforms included in the Secondary Reference Rate as of September 30, 2024	Volume (ZEN)(1)	Market Share(3)
Binance	67,605,414	88.79%
Total ZEN-Bitcoin trading pair	67,605,414	88.79%

Digital Asset Trading Platforms included in the Secondary Reference Rate as of September 30, 2024	Volume (ZEN)(1)	Market Share(4)
Binance	272,922,294	86.72%
Bybit	12,910,532	4.10%
Gate.io	12,517,187	3.98%
KuCoin	1,279,367	0.40%
Total ZEN-USDT trading pair	299,629,379	95.20%

(1)
On June 16, 2023, the Reference Rate Provider removed Binance.US (ZEN/USD) from the Reference Rate due to Binance.US’s announcement that the trading platform is suspending U.S. dollar (“USD”) deposits and withdrawals and plans to delist its USD trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection.” If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.
(2)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Trading Platforms, including Coinbase, as well as certain other large U.S.-dollar denominated Digital Asset Trading Platforms that were not included in the Reference Rate as of September 30, 2024, including Binance.US and Bittrex.
(3)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Trading Platforms, including Binance, as well as certain other large Bitcoin denominated Digital Asset Trading Platforms that were not included in the Reference Rate as of September 30, 2024, including Bittrex.

(4)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Trading Platforms, including Binance, Bybit, Gate.io, and KuCoin, as well as certain other large USDT denominated Digital Asset Trading Platforms that were not included in the Reference Rate as of September 30, 2024, including Huobi and OKX.

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Reference Rate varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the constituent Digital Asset Trading Platforms of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended September 30, 2024, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Reference Rate and Reference Rate Price was 11.17% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 5.98%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Reference Rate and Reference Rate Price was 0.04%. All Digital Asset Trading Platforms that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN.

The Reference Rate and the Reference Rate Price

The Reference Rate is a U.S. dollar-denominated composite reference rate for the price of ZEN. The Reference Rate is designed to provide a semi real-time, volume-weighted value of ZEN.

The Reference Rate Price is determined by the Reference Rate Provider through a process in which trade data from the Digital Asset Trading Platforms included in the Reference Rate is compiled to calculate a volume-weighted average price. Pursuant to the set of rules described under “—Determination of the Reference Rate Price When Reference Rate is Unavailable,” effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”), as further described under “—Determination of the Secondary Reference Rate Price.”

Determination of the Reference Rate Price

The Reference Rate Price for ZEN is calculated daily at 4:00 p.m., New York time, by the Reference Rate Provider using a volume-weighted average price across the Constituent Trading Platforms over the prior 24-hour period. Price and volume inputs are sourced from the Constituent Trading Platforms. Price and volume inputs are weighted as received with no further adjustments made to the weighting of each trading platform based on market anomalies observed on a Constituent Trading Platform or otherwise.

Each Constituent Trading Platform is weighted relative to its share of trading volume to the trading volume of all Constituent Trading Platforms. As such, price inputs from Constituent Trading Platforms with higher trading volumes will be weighted more heavily in calculating the Reference Rate Price than price inputs from Constituent Trading Platforms with lower trading volumes.

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

The Trust values its ZEN for operational and non-GAAP purposes by reference to the Reference Rate Price. The Reference Rate Price is the value of a ZEN as represented by the Reference Rate, calculated at 4:00 p.m., New York time, on each business day. The Reference Rate Provider develops, calculates and publishes the Reference Rate on a continuous basis using the volume-weighted price at the Digital Asset Benchmark Trading Platforms, as selected by the Reference Rate Provider.

All references to the NAV and NAV per Share of the Trust in this report have been calculated using the Reference Rate Price unless indicated otherwise. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share.

Constituent Trading Platform Selection

The Digital Asset Trading Platforms that are included in the Reference Rate are selected by the Reference Rate Provider utilizing a methodology that is guided by the International Organization of Securities Commissions (“IOSCO”) principles for financial benchmarks. For a trading platform to become a Constituent Trading Platform, it must satisfy the criteria listed below (the “Inclusion Criteria”):

•
Sufficient USD or USDC liquidity relative to the size of the listed assets;
•
No evidence in the past 12 months of trading restrictions on individuals or entities that would otherwise meet the trading platform’s eligibility requirements to trade;
•
No evidence in the past 12 months of undisclosed restrictions on deposits or withdrawals from user accounts;
•
Real-time price discovery;
•
Limited or no capital controls;
•
Transparent ownership including a publicly-known ownership entity;
•
Publicly available language and policies addressing legal and regulatory compliance in the U.S., including KYC (Know Your Customer), AML (Anti-Money Laundering) and other policies designed to comply with relevant regulations that might apply to it;
•
Be a trading platform that is licensed and able to service investors in one or more of the following jurisdictions:
o
United States
o
United Kingdom
o
European Union
o
Hong Kong
o
Singapore; and
•
Offer programmatic spot trading of the trading pair, and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Reference Rate Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. ZEN derivative markets are also not currently included as the markets remain relatively thin. While the Reference Rate Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Reference Rate Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of ZEN derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

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

The Reference Rate Provider may change the trading venues that are used to calculate the Reference Rate or otherwise change the way in which the Reference Rate is calculated at any time. For example, the Reference Rate Provider has scheduled quarterly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the Inclusion Criteria. The Reference Rate Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Reference Rate Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of any material changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Sponsor will notify investors of any such material event by filing a current report on Form 8-K. Although the Reference Rate methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Reference Rate Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Illustrative Example

The Reference Rate Price is calculated by multiplying the average price on each Constituent Trading Platform by the trading volume on such Constituent Trading Platform for the prior 24 hours, multiplied by the Constituent Trading Platform’s weighting based on trading volume relative to the other Constituent Trading Platforms included in the Reference Rate. For purposes of illustration, outlined below is an example using a limited number of trades.

Venue	Average Price	Volume	Notional	Weight	Reference Rate Price Contribution
Trading Platform 1	999.12	800	799,296	53.33%	532.60
Trading Platform 2	997.23	500	498,615	33.33%	332.25
Trading Platform 3	996.65	200	199,330	13.33%	132.82
Reference Rate Price	—	1,500	1,497,241	—	997.67

Determination of the Secondary Reference Rate Price

The Secondary Reference Rate Price for ZEN is calculated daily at 4:00 p.m., New York time, by Coin Metrics, Inc., the Secondary Reference Rate Provider, using a volume-weighted median price across the Digital Asset Trading Platforms included in the Secondary Reference Rate over the prior 60-minute period. The Secondary Reference Rate Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight.

The Digital Asset Trading Platforms that are included in the Secondary Reference Rate are selected by the Secondary Reference Rate Provider utilizing a methodology that is guided by the Secondary Reference Rate Provider’s “trusted trading platform” framework which assesses trading platforms for presence of organic trade volume, using features such as fake volume tests and regulatory features. For a trading platform to be included in the Secondary Reference Rate, trading platforms are evaluated by the Secondary Reference Rate Provider based on the below criteria:

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

The Sponsor may, in its sole discretion, select a different reference rate provider, select a different reference rate provided by the Reference Rate Provider, calculate the Reference Rate Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time. The Sponsor will provide notice of any such changes in the Trust’s periodic or current reports.

Forms of Attack Against the Horizen Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Horizen Network contains certain flaws. For example, the Horizen Network is currently vulnerable to a “51% attack” where, if a mining pool were to gain control of more than 50% of the hash rate for a digital asset, a malicious actor would be able to gain full control of the network and the ability to manipulate the Horizen Blockchain. On June 2, 2018, the Horizen Network was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen Network. The attack was the result of delayed submission of blocks to the Horizen Network. The team that originally developed the Horizen Network has since begun to implement mitigation procedures to significantly increase the difficulty of attacks of this nature by introducing a penalty for delayed block submissions. The result is that it became more computationally and economically expensive to privately mine blocks and later introduce those blocks to the public Horizen Network as the valid Horizen Blockchain.

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

Market Participants

Miners

Miners range from ZEN enthusiasts to professional mining operations that design and build dedicated machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to solve blocks (in the case of proof-of-work) or stake coins (in the case of proof-of-stake).

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

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of ZEN. For example, Coinbase, Binance, Bybit, Gate.io, and KuCoin are some of the largest Digital Asset Trading Platforms by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store ZEN for users. As the Horizen Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Horizen Network.

Competition

Thousands of digital assets, as tracked by CoinMarketCap.com as of September 30, 2024, have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ZEN has enjoyed some success in its limited history, the aggregate value of outstanding ZEN is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In particular, Ethereum, Polkadot and Cosmos are three sidechain-oriented digital assets that are direct competitors to ZEN. Usage by any other digital asset network of these features could cause them to gain greater or more rapid acceptance than the Horizen Network.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms or other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance and Coinbase, and in November 2023, the SEC brought charges against Kraken, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. The outcomes of these proceedings, as well as ongoing and future regulatory actions, have had a material adverse effect on the digital asset industry as a whole and on the price of ZEN, and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. However, the chair has subsequently stated that the SEC already has explicit authority under existing laws to regulate the digital asset sector and several enforcement actions were filed against digital asset trading platforms during the first half of 2023. In particular, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that they operated unregistered securities exchanges, brokerages and clearing agencies.

The SEC has taken steps to interpret its existing authorities as covering various digital asset activities. For example, the SEC has recently proposed amendments to the custody rules under Rule 206(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule under Rule 206(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. It is also possible that a new Administration and a new Congress in the United States proposes new laws and regulations related to digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect a digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example:

•
China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. China has banned initial coin offerings and there have been reports that Chinese regulators have taken action to shut down a number of China-based Digital Asset Trading Platforms.
•
South Korea determined to amend its Financial Information Act in March 2020 to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the government with the authority to close Digital Asset Trading Platforms that do not comply with specified processes. South Korea has also banned initial coin offerings.
•
The Reserve Bank of India in April 2018 banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. In March 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling.
•
The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets.
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023. Certain parts of MiCA became effective as of June 2024 and the remainder will start to apply as of December 2024.

There remains significant uncertainty regarding foreign governments’ future actions with respect to the regulation of digital assets and Digital Asset Trading Platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of ZEN by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Horizen ecosystem in the United States and globally, or otherwise negatively affect the value of ZEN held by the Trust. The effect of any future regulatory change on the Trust or the ZEN held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

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

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the amount of ZEN represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the amount of whole and fractional ZEN represented by each Basket being created, the number of which is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

Although the redemption of Shares is provided for in the Trust Agreement, the redemption of Shares is not currently permitted and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. However, because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program. Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, this will allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium at which the Shares trade on OTCQX over such value or cause the Shares to trade at a discount to such value, which at times has been substantial.

Each Share represented approximately 0.0857 ZEN as of September 30, 2024. Each Share in the initial Baskets represented approximately 0.1000 ZEN. The amount of ZEN required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s ZEN to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares— Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, www.grayscale.com/crypto-products/grayscale-horizen-trust/, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of ZEN and Determination of NAV.”

The Trust’s assets consist solely of ZEN, Incidental Rights, IR Virtual Currency, proceeds from the sale of ZEN, Incidental Rights and IR Virtual Currency pending use of such cash for payment of Additional Trust Expenses or distribution to the shareholders and any rights of the Trust pursuant to any agreements, other than the Trust Agreement, to which the Trust is a party. Each Share represents a proportional interest, based on the total number of Shares outstanding, in each of the Trust’s assets as determined in the case of ZEN by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities (which include accrued but unpaid fees and expenses). The Sponsor expects that the market price of the Shares will fluctuate over time in response to the market prices of ZEN. In addition, because the Shares reflect the estimated accrued but unpaid expenses of the Trust, the amount of ZEN represented by a Share will gradually decrease over time as the Trust’s ZEN are used to pay the Trust’s expenses. The Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s NAV or the NAV per Share.

ZEN pricing information is available on a 24-hour basis from various financial information service providers or Horizen Network information sites such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of September 30, 2024, the constituent Digital Asset Trading Platforms of the Reference Rate Price were Coinbase, Binance, Bybit, Gate.io and KuCoin. The Reference Rate Provider may remove or add Digital Asset Trading Platforms to the Reference Rate in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

The Trust’s Sponsor is Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole member of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes (i) preparing and providing periodic reports and financial statements on behalf of the Trust for investors, (ii) processing orders to create Baskets and coordinating the processing of such orders with the Custodian and the Transfer Agent, (iii) calculating and publishing the NAV and the NAV per Share of the Trust each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to transfer the Trust’s ZEN, as needed to pay the Sponsor’s Fee and any Additional Trust Expenses, (vi) upon dissolution of the Trust, distributing the Trust’s remaining ZEN, Incidental Rights and IR Virtual Currency or the cash proceeds of the sale thereof to the owners of record of the Shares and (vii) establishing the principal market for U.S. GAAP valuation. In addition, if there is a fork in the Horizen Network after which there is a dispute as to which network resulting from the fork is the Horizen Network, the Sponsor has the authority to select the network that it believes in good faith is the Horizen Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

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

Reference Rate License Agreement

The Sponsor has entered into the Reference Rate License Agreement with CoinDesk Indices, Inc., the Reference Rate Provider, governing the Sponsor’s use of the Reference Rate for calculation of the Reference Rate Price. The Reference Rate Provider may adjust the calculation methodology for the Reference Rate without notice to, or consent of, the Trust or its shareholders. Under the Reference Rate License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Reference Rate Provider in consideration of its license to the Sponsor of Reference Rate-related intellectual property. The initial term of the Reference Rate License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Reference Rate License Agreement. On June 20, 2023, the Sponsor and the Reference Rate Provider, entered into an amendment to the Reference Rate License Agreement to extend the initial term of the Reference Rate License Agreement from February 29, 2024, to February 28, 2025. Thereafter, the Reference Rate License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Reference Rate License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Reference Rate License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Reference Rate License Agreement.

Secondary Reference Rate Provider Agreement

The Sponsor is a party to a Master Services Agreement dated August 4, 2020 (the “Secondary Reference Rate Provider Agreement”) with Coin Metrics, Inc., the Secondary Reference Rate Provider. Under the Secondary Reference Rate Provider Agreement, the Sponsor and the Secondary Reference Rate Provider entered into an order form dated March 17, 2022 pursuant to which the Sponsor pays a monthly fee to the Secondary Reference Rate Provider in consideration of its license to the Sponsor to use the Secondary Reference Rate as the Secondary Reference Rate Price when the Reference Rate Price is unavailable. The Secondary Reference Rate Provider may adjust the calculation methodology for the Secondary Reference Rate Price without notice to, or consent of, the Trust or its shareholders. The term of the Secondary Reference Rate Provider Agreement is from August 4, 2020 until terminated. The current order form will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Secondary Reference Rate Provider Agreement is terminable by either party in the event of a material breach that remains uncured for thirty days after written notice of such breach. Either party may also terminate the Secondary Reference Rate Provider Agreement under certain circumstances, including with respect to the other party’s insolvency, bankruptcy or analogous event. Further, either party may terminate the Secondary Reference Rate Provider Agreement upon thirty days’ prior written notice in the event of (i) final adoption of any legislation or regulation that materially impairs either party’s ability to perform or (ii) any litigation or regulatory proceeding being commenced that would have a material adverse effect upon the ability of either party to perform.

The Trustee

CSC Delaware Trust Company (formerly known as Delaware Trust Company) serves as Delaware trustee of the Trust under the Trust Agreement. The Trustee has its principal office at 251 Little Falls Drive, Wilmington, Delaware 19808. The Trustee is unaffiliated with the Sponsor. A copy of the Trust Agreement is available for inspection at the Sponsor’s principal office identified above.

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

Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a ZEN wallet address that is known to the Custodian as belonging to the Authorized Participant, or another entity that has been engaged to source digital assets (any such representative, a “Liquidity Provider”). A list of the current Authorized Participants can be obtained from the Sponsor. Prior to October 3, 2022, Genesis (in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant, and was party to a participant agreement with the Sponsor and the Trust.

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

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Custodian Agreement. The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, New York 10003. A copy of the Custodian Agreement is available for inspection at the Sponsor’s principal office identified herein.

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

The Custodian will withdraw from the Trust’s Digital Asset Account the amount of ZEN necessary to pay the Trust’s expenses.

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

Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. After the key generation ceremony, all materials used to generate private keys, including computers, are destroyed. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust, including the Trust itself.

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

In addition, if the Trust is terminated and liquidated, the Sponsor will distribute to the shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. See “—Description of the Trust Agreement—Termination of the Trust.” Shareholders of record on the record date fixed by the Transfer Agent for a distribution will be entitled to receive their pro rata portions of any distribution.

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of September 30, 2024, each Share represented approximately 0.0857 ZEN. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the amount of ZEN represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

Redemption of Shares

Redemptions of Shares are currently not permitted and the Trust is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. However, because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program.

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

Because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program.

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the amount of whole and fractional ZEN represented by each Basket being created, which is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The amount of ZEN represented by a Share will gradually decrease over time as the Trust’s ZEN is used to pay the Trust’s expenses. As of September 30, 2024, each Share represented approximately 0.0857 ZEN. Information regarding the amount of ZEN represented by each Share is posted to the Trust’s website daily at www.grayscale.com/crypto-products/grayscale-horizen-trust/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a ZEN wallet address that is recognized by the Custodian as belonging to the Authorized Participant, or a Liquidity Provider. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”). An Investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount, either in U.S. dollars or in ZEN, to the Authorized Participant.

An Investor may pay the subscription amount in cash or ZEN. In the event that the Investor pays the subscription amount in cash, the Authorized Participant, or Liquidity Provider, purchases ZEN in a Digital Asset Market or, to the extent the Authorized Participant, or Liquidity Provider, already holds ZEN, the Authorized Participant, or Liquidity Provider, may contribute such ZEN to the Trust. Depending on whether the Investor wires cash to the Authorized Participant before or after 4:00 p.m. New York time, the Investor’s Shares will be created based on the same or next business day’s NAV and the risk of any price volatility in ZEN during this time will be borne by the Authorized Participant, or Liquidity Provider. The Authorized Participant will receive Shares of the Trust and the Shares will then be registered in the name of the Investor. In the event that the Investor pays the subscription amount in ZEN, the Investor will transfer such ZEN to the Authorized Participant or a Liquidity Provider, which will contribute such ZEN in kind to the Trust, and receive Shares of the Trust and the Shares will then be registered in the name of the Investor. For the avoidance of doubt, in either case, the Authorized Participant or Liquidity Provider will act as the agent of the Investor with respect to the contribution of ZEN to the Trust in exchange for Shares.

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

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation of Baskets, but there may be transaction fees associated with the validation of the transfer of ZEN by the Horizen Network. Authorized Participants or Liquidity Providers who deposit ZEN with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The following description of the procedures for the creation of Baskets is only a summary and shareholders should refer to the relevant provisions of the Trust Agreement and the form of Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may order one or more Creation Baskets from the Trust by placing a creation order with the Sponsor no later than 4:00 p.m., New York time, which the Sponsor will accept or reject. By placing a creation order, an Authorized Participant agrees to transfer the Total Basket Amount from the ZEN wallet address that is known to the Custodian as belonging to the Authorized Participant, or a Liquidity Provider, to the Digital Asset Account.

All creation orders are accepted (or rejected) by the Sponsor on the business day on which the relevant creation order is placed. If a creation order is accepted, the Sponsor will calculate the Total Basket Amount on the same business day, which will be the trade date, and will communicate the Total Basket Amount to the Authorized Participant. The Authorized Participant, or Liquidity Provider, must transfer the Total Basket Amount to the Trust no later than 6:00 p.m., New York time, on the trade date. The expense and risk of delivery, ownership and safekeeping of ZEN will be borne solely by the Authorized Participant, or Liquidity Provider, until such ZEN has been received by the Trust.

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

Suspension or Rejection of Orders and Total Basket Amount

The creation of Shares may be suspended generally, or refused with respect to particular requested creations, during any period when the transfer books of the Transfer Agent are closed or if circumstances outside the control of the Sponsor or its delegates make it for all practical purposes not feasible to process such creation orders. The Sponsor may reject an order or, after accepting an order, may cancel such order by rejecting the Total Basket Amount if (i) such order is not presented in proper form as described in the Participant Agreement, (ii) the transfer of the Total Basket Amount comes from an account other than a ZEN wallet address that is known to the Custodian as belonging to the Authorized Participant, or a Liquidity Provider, or (iii) the fulfillment of the order, in the opinion of counsel, might be unlawful, among other reasons. None of the Sponsor or its delegates will be liable for the suspension, rejection or acceptance of any creation order or Total Basket Amount.

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

Valuation of ZEN and Determination of NAV

The Sponsor will evaluate the ZEN held by the Trust and determine the NAV of the Trust in accordance with the relevant provisions of the Trust Documents. The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s ZEN and the NAV calculations, which is calculated using non-GAAP methodology and is not used in the Trust’s financial statements.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the ZEN held by the Trust and calculate and publish the NAV of the Trust. To calculate the NAV, the Sponsor will:

1.
Determine the Reference Rate Price as of such business day.
2.
Multiply the Reference Rate Price by the Trust’s aggregate amount of ZEN owned by the Trust as of 4:00 p.m., New York time, on the immediately preceding day, less the aggregate amount of ZEN payable as the accrued and unpaid Sponsor’s Fee as of 4:00 p.m., New York time, on the immediately preceding day.
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
5.
Subtract the U.S. dollar value of the ZEN, calculated using the Reference Rate Price, to be distributed under pending redemption orders, if any, determined by multiplying the number of Baskets to be redeemed represented by such redemption orders by the Basket Amount and then multiplying such product by the Reference Rate Price (the amount derived from steps 1 through 5 above, the “NAV Fee Basis Amount”).
6.
Subtract the U.S. dollar amount of the Sponsor’s Fee that accrues for such business day, as calculated based on the NAV Fee Basis Amount for such business day.

In the event that the Sponsor determines that the primary methodology used to determine the Reference Rate Price is not an appropriate basis for valuation of the Trust’s ZEN, the Sponsor will utilize the cascading set of rules as described in “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.” In addition, in the event that the Trust holds any Incidental Rights and/or IR Virtual Currency, the Sponsor may, at its discretion, include the value of such Incidental Rights and/or IR Virtual Currency in the determination of the NAV, provided that the Sponsor has determined in good faith a method for assigning an objective value to such Incidental Rights and/or IR Virtual Currency. At this time, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for the purposes of determining the NAV or the NAV per Share.

The Sponsor will publish the Reference Rate Price, the Trust’s NAV and the NAV per Share on the Trust’s website as soon as practicable after its determination. If the NAV and NAV per Share have been calculated using a price per ZEN other than the Reference Rate Price for such Evaluation Time, the publication on the Trust’s website will note the valuation methodology used and the price per ZEN resulting from such calculation.

In the event of a hard fork of the Horizen Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Horizen Network, is generally accepted as the network for ZEN and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of ZEN, users, services, businesses, miners and other constituencies and (ii) the actual continued acceptance of mining power on and community engagement with the Horizen Network.

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

Expenses; Sales of ZEN

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. The Sponsor’s Fee will accrue daily in U.S. dollars at an annual rate of 2.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into ZEN by reference to the same Reference Rate Price used to determine such accrual. The Sponsor’s Fee is payable in ZEN to the Sponsor monthly in arrears.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering ZEN, Incidental Rights and/or IR Virtual Currency. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor ZEN, Incidental Rights and/or IR Virtual Currency in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ZEN, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider, or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

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

Disposition of ZEN, Incidental Rights and/or IR Virtual Currency

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Digital Asset Account the amount of ZEN, Incidental Rights and/or IR Virtual Currency, determined as described above in “—Expenses; Sales of ZEN,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such ZEN, Incidental Rights and/or IR Virtual Currency to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Digital Asset Account ZEN, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such ZEN, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ZEN, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in ZEN. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of ZEN, Incidental Rights and/or IR Virtual Currency. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of ZEN, Incidental Rights and/or IR Virtual Currency to pay the Trust’s expenses will be a taxable event for shareholders. See “Certain U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

Because the amount of ZEN held by the Trust will decrease as a consequence of the payment of the Sponsor’s Fee in ZEN or the sale of ZEN to pay Additional Trust Expenses (and the Trust will incur additional fees associated with converting ZEN into U.S. dollars), the amount of ZEN represented by a Share will decline at such time and the Trust’s NAV may also decrease. Similarly, the amount (if any) of Incidental Rights and IR Virtual Currency represented by a Share will decrease as a consequence of the use of Incidental Rights and IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses. Accordingly, the shareholders will bear the cost of the Sponsor’s Fee and any Additional Trust Expenses. New ZEN deposited into the Digital Asset Account in exchange for additional new Baskets issued by the Trust will not reverse this trend.

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

Hypothetical Expense Example

The following table illustrates the anticipated impact of the payment of the Trust’s expenses on the amount of ZEN represented by each outstanding Share for three years, assuming that the Trust does not make any payments using any Incidental Rights and/or IR Virtual Currency. It assumes that the only transfers of ZEN will be those needed to pay the Sponsor’s Fee and that the price of ZEN and the number of Shares remain constant during the three-year period covered. The table does not show the impact of any Additional Trust Expenses. Any Additional Trust Expenses, if and when incurred, will accelerate the decrease in the fractional amount of ZEN represented by each Share. In addition, the table does not show the effect of any waivers of the Sponsor’s Fee that may be in effect from time to time.

	Year
	1	2	3
Hypothetical price per ZEN	$100.00	$100.00	$100.00
Sponsor’s Fee	2.50%	2.50%	2.50%
Shares of Trust, beginning	100,000.00	100,000.00	100,000.00
ZEN in Trust, beginning	10,000.00	9,750.00	9,506.25
Hypothetical value of ZEN in Trust	$1,000,000.00	$975,000.00	$950,625.00
Beginning NAV of the Trust	$1,000,000.00	$975,000.00	$950,625.00
ZEN to be delivered to cover the Sponsor’s Fee	250.00	243.75	237.66
ZEN in Trust, ending	9,750.00	9,506.25	9,268.59
Ending NAV of the Trust	$975,000.00	$950,625.00	$926,859.38
Ending NAV per share	$9.75	$9.51	$9.27
Hypothetical price per ZEN	$100.00	$100.00	$100.00

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

Indemnification of the Trustee

The Trustee and any of the officers, directors, employees and agents of the Trustee will be indemnified by the Trust as primary obligor and DCG as secondary obligor and held harmless against any loss, damage, liability, claim, action, suit, cost, expense, disbursement (including the reasonable fees and expenses of counsel), tax or penalty of any kind and nature whatsoever, arising out of, imposed upon or asserted at any time against such indemnified person in connection with the performance of its obligations under the Trust Agreement, the creation, operation or termination of the Trust or the transactions contemplated therein; provided, however, that neither the Trust nor DCG will be required to indemnify any such indemnified person for any such expenses which are a result of the willful misconduct, bad faith or gross negligence of such indemnified person. If the Trust has insufficient assets or improperly refuses to pay such an indemnified person within 60 days of a request for payment owed under the Trust Agreement, DCG will, as secondary obligor, compensate or reimburse the Trustee or indemnify, defend and hold harmless such an indemnified person as if it were the primary obligor under the Trust Agreement. Any amount payable to such an indemnified person under the Trust Agreement may be payable in advance under certain circumstances and will be secured by a lien on the Trust property. The obligations of DCG and the Trust to indemnify such indemnified persons under the Trust Agreement will survive the termination of the Trust Agreement.

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

Upon dissolution of the Trust and surrender of Shares by the shareholders, shareholders will receive a distribution in U.S. dollars or in ZEN, Incidental Rights and/or IR Virtual Currency, at the sole discretion of the Sponsor, after the Sponsor has sold the Trust’s ZEN, Incidental Rights and IR Virtual Currency, if applicable, and has paid or made provision for the Trust’s claims and obligations.

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

The Custodian Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ZEN in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Custodian Agreement, the Custodian represents and warrants that it has no right, interest, or title in the ZEN held in the Digital Asset Account, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as an asset on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. The Custodian Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares— The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ZEN and to the operations of the Trust.”

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

Insurance

Pursuant to the terms of the Custodian Agreement, the Custodian is required to maintain insurance in such types and amounts as are commercially reasonable for the custodial services provided by the Custodian. The Custodian has advised the Sponsor that it has insurance coverage pursuant to policies held by Coinbase Global, Inc. (“Coinbase”), which procures fidelity (or crime) insurance coverage at commercially reasonable amounts for the custodial services provided. This insurance coverage is limited to losses of the digital assets the Custodian custodies on behalf of its clients, including the Trust’s ZEN, resulting from theft, including internal theft by employees of Coinbase and its subsidiaries and theft or fraud by a director of Coinbase if the director is acting in the capacity of an employee of Coinbase or its subsidiaries.

Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

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

Subject to any legal and regulatory requirements, in order to support the Trust’s ordinary course of deposits and withdrawals, which involves, or will in the future involve, deposits from and withdrawals to Digital Asset Accounts owned by any Authorized Participant, or a Liquidity Provider, the Custodian will use commercially reasonable efforts to cooperate with the Trust and Sponsor to design and put in place via the Custodial Services a secure procedure to allow Authorized Participants to receive a ZEN address for deposits by Authorized Participants, or Liquidity Providers, and to initiate withdrawals to ZEN addresses controlled by Authorized Participants, or Liquidity Providers.

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

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Trust’s or the Sponsor’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control systems and procedures are in place as the Trust or the Sponsor may reasonably request. The Custodian is obligated to notify the Trust and the Sponsor of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

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

Standard of Care; Limitations of Liability

The Custodian will use best efforts to keep in safe custody on behalf of the Trust all ZEN received by the Custodian. The Custodian is liable to the Sponsor and the Trust for the loss of any ZEN to the extent that the Custodian directly caused such loss through a breach of the Custodian Agreement and the Custodian is required to return to the Trust a quantity equal to the quantity of any such lost ZEN. In addition, if the Trust or the Sponsor is unable to timely withdraw ZEN from the Digital Asset Account due to the Custodian’s systems being offline or otherwise unavailable for a period of 48 hours or more, the Custodian will use its best efforts to provide the Sponsor and the Trust with an amount of ZEN that is equivalent to any pending withdrawal amounts in order to permit the Sponsor and the Trust to carry on processing withdrawals.

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

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed U.S. Treasury regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United

States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Treasury Department (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

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

Governmental plans, non-U.S. plans and certain church plans (collectively, “Non-ERISA Arrangements”), while generally not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, may be subject to provisions under other U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to such provisions of ERISA or the Code. Fiduciaries of such plans should consider the consequences of an investment in the Trust under any such applicable similar laws or regulations before acquiring any Shares.

EACH PLAN FIDUCIARY OR FIDUCIARY OF A NON-ERISA ARRANGEMENT CONSIDERING ACQUIRING SHARES MUST CONSULT ITS OWN LEGAL AND TAX ADVISERS BEFORE DOING SO.

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

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY, OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION FOR ANY PLAN OR NON-ERISA ARRANGEMENT SHOULD CONSULT WITH ITS OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN OR NON-ERISA ARRANGEMENT. NEITHER THIS DISCUSSION NOR ANYTHING IN THIS ANNUAL REPORT IS OR IS INTENDED TO BE INVESTMENT ADVICE DIRECTED AT ANY POTENTIAL PURCHASER THAT IS A PLAN OR NON-ERISA ARRANGEMENT, OR AT SUCH PURCHASERS GENERALLY.

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
•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares;
•
The value of the Shares relates directly to the value of ZEN held by the Trust, the value of which may be highly volatile and subject to fluctuations;
•
Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share;
•
The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market;
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share;
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
•
Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares;
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

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including ZEN, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including declines in the trading prices of ZEN, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ZEN, have experienced extreme volatility throughout their existence, including in recent periods and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including ZEN, experienced significant volatility throughout 2021 and 2022.

This volatility became extreme in November 2022, when FTX, then a major Digital Asset Trading Platform, halted customer withdrawals. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including ZEN, have continued to fluctuate widely throughout 2024 and through the date of this Annual Report.

Extreme volatility in the future, including declines in the trading prices of ZEN, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of ZEN and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ZEN. For additional information that quantifies the volatility of ZEN prices and the value of the Shares, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and ZEN Prices.”

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

Digital assets such as ZEN were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks and related protocols are in the early stages of development. Given the recency of the development of digital asset networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.
•
The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key.
•
Digital asset networks and related protocols are dependent upon the internet. A disruption of the internet or a digital asset network or related protocol, such as the Horizen Network, would affect the ability to transfer digital assets, including ZEN, and, consequently, their value.
•
The acceptance of software patches or upgrades to a digital asset network by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Horizen Network, could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate blockchain networks.
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

•
Moreover, in the past, flaws in the source code for digital asset networks and related protocols have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying ZEN could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s ZEN, which would adversely affect the value of the Shares. Moreover, functionality of the Horizen Network may be negatively affected by such an exploit such that it is no longer attractive to users, thereby dampening demand for ZEN. Even if another digital asset other than ZEN were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital asset networks and related protocols generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including ZEN, have existed for a short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ZEN.

The first digital asset, Bitcoin, was launched in 2009. In general, digital asset networks, including the Horizen Network and related protocols represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
ZEN is only selectively accepted by retail and commercial outlets, and use of ZEN by consumers remains limited. Banks and other established financial institutions may refuse to process funds for ZEN transactions; process wire transfers to or from Digital Asset Trading Platforms, ZEN-related companies or service providers; or maintain accounts for persons or entities transacting in ZEN. As a result, the prices of ZEN are largely determined by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept ZEN in the future. While the use of other digital assets, such as Bitcoin, to purchase goods and services from commercial or service businesses is developing, ZEN has not yet been accepted in the same manner due to its infancy and because ZEN has a slightly different purpose than Bitcoin.
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
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as miners or developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.
•
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. ZEN removed some of its privacy features in September 2023. Nevertheless, trading platforms or businesses that facilitate transactions in ZEN may be at an increased risk of having banking services cut off if there is a concern its privacy features interfere with the performance of anti-money laundering duties and economic sanctions checks. For example, in September 2022, the Digital Asset Trading Platform Huobi delisted seven digital assets with privacy preserving features, including ZEN, a move that Huobi explained was “in compliance with the latest financial regulations.” However, in September 2023, the Horizen protocol implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network no longer supported transactions from unshielded addresses to shielded addresses. It is unclear whether the removal of those types of shielded transactions from Horizen would mitigate these concerns by regulators, law enforcement agencies, and other digital asset market participants regarding ZEN.

•
Users, developers and miners may switch to or adopt certain digital asset networks or protocols at the expense of their engagement with other digital asset networks and protocols, which may negatively impact those networks and protocols, including the Horizen Network.
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

Changes in the governance of a digital asset network or protocol may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

The governance of some digital asset networks and protocols, such as the Horizen Network, is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges.

The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the Horizen Network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time, generally based on self-determined participation. If a significant majority of users and miners were to adopt amendments to the Horizen Network based on the proposals of such core developers, the Horizen Network would be subject to new source code that may adversely affect the value of ZEN.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and Layer 2 networks. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Layer 2 networks can increase the scalability of a blockchain by allowing users to transact on a second blockchain deployed on top of a “Layer 1” network.

In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. For example, in August 2017, the Bitcoin Network was upgraded with a technical feature known as “Segregated Witness” that potentially doubles the transactions per second that can be handled on-chain. More importantly, Segregated Witness also enables so-called second layer solutions, such as the Lightning Network, or payment channels that greatly increase transaction throughput (i.e., millions of transactions per second). Wallets and “intermediaries,” or connecting nodes that facilitate payment channels, that support Segregated Witness or Lightning Network-like technologies have not seen wide-scale use as of September 30, 2024. Additionally, questions remain regarding Lightning Network services, such as its cost and who will serve as intermediaries.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2021, Bitcoin average daily transaction fees have ranged from $0.38 per transaction on September 8, 2024, to as high as $124.17 per transaction on April 20, 2024. As of September 30, 2024, Bitcoin average daily transaction fees stood at $0.79 per Bitcoin transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for ZEN (e.g., micropayments), and could reduce demand for, and the price of, ZEN, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement or throughput of Horizen Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

There is significant uncertainty around the EON 2.0 Migration, and it is possible that developments related to the EON 2.0 Migration may adversely impact the operations of the Trust or the value of the Shares.

In June 2024, members of the ZEN ecosystem voted to deprecate the Horizen Network in favor of the yet-to-be-launched “EON 2.0” network. The EON 2.0 network is intended be a smart contract platform, unlike the Horizen Network, which is primarily intended as a payment platform. Just as in the Horizen Network, ZEN is intended to serve as the native digital asset for EON 2.0. The Horizen Network is expected to be deprecated in favor of EON 2.0 in 2025 and holders of ZEN on the Horizen Network are expected to be able to claim an equal amount of ZEN on the EON 2.0 network around that time. The specific mechanism for holders of ZEN to claim the token on the EON 2.0 network is still under development, and it is currently uncertain how such functionality will ultimately be made available. While the Sponsor is monitoring these and other developments related to the EON 2.0 Migration, it is possible that it will prove operationally difficult or impossible to claim the Trust’s ZEN on the EON 2.0 network in the event of a successful EON 2.0 Migration. If the Horizen Network is deprecated before the Sponsor can claim the Trust’s ZEN on the EON 2.0 network, this could result in a partial or total loss of the Trust’s ZEN. Furthermore, if the Custodian is not able to custody the Trust’s ZEN on the EON 2.0 network, the Sponsor may need to find a replacement custodian. If the Sponsor is not able to promptly find a suitable replacement custodian, the Sponsor may decide to liquidate the Trust. In this way, the EON 2.0 Migration, even if successful, could pose a challenge to the safekeeping of the Trust’s ZEN and to the operations of the Trust and may adversely affect the value of the Shares.

It is also possible that the EON 2.0 Migration encounters foreseeable or unforeseeable challenges in its implementation. For example, the EON 2.0 network may experience failures or outages after its launch that cause the network to become unstable or unusable. In such a circumstance, users may decide to cease using the new network, which may adversely affect the market price of ZEN and the value of the Shares.

Further, it is possible that the actual implementation of EON 2.0 and migration from the Horizen Network, including but not limited to the changes to the issuance schedule of new ZEN, may occur differently than is currently expected or possibly not occur at all. It is possible that even if the EON 2.0 Migration is successful, deviations from the previously stated plan may cause reputational damage to ZEN or it contributors, which may discourage users’ usage of the Horizen Network or the EON 2.0 network. This may adversely affect the market price of ZEN and the value of the Shares.

Finally, it is possible that miners on the Horizen Network will continue to sustain the Horizen Network even after the EON 2.0 Migration, possibly resulting in a fork if blocks for both the Horizen Network and EON 2.0 network continue to be processed. For a discussion of how a fork may adversely affect the market price of ZEN and the value of the Shares, see “—A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.” For a discussion of the uncertainty surrounding U.S. federal income tax consequences of a fork, see “—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—The treatment of digital assets for U.S. federal income tax purposes is uncertain.”

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors, but are also often developed by identifiable and high-profile contributors. The perception that certain high-profile contributors may no longer contribute to the applicable digital asset network or protocol may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of Ether. In the event a high-profile contributor to the Horizen Network is perceived as no longer contributing to the Horizen Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of ZEN, which could adversely impact the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

It is possible that persons or entities control multiple wallets that collectively hold a significant amount of ZEN, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. Because of the privacy-preserving features of the Horizen Network, it is not possible to determine whether such concentration of ownership of ZEN exists. If there is any such concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ZEN.

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

If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Horizen Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expending processing power to mine blocks and the security of the Horizen Blockchain could be compromised. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs, digital asset miners are more likely to immediately sell digital assets earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
A reduction in the processing power expended by miners could increase the likelihood of a malicious actor or botnet obtaining control on the Horizen Network. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Horizen Network, or otherwise obtains control over the Horizen Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Horizen Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”
•
Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Horizen Blockchain or a software upgrade automatically charges fees for all transactions on the Horizen Network, the cost of using ZEN may increase and the marketplace may be reluctant to accept ZEN as a means of payment. Miners may demand higher transaction fees for a variety of reasons, including to compensate for reduction in the reward received for validating a block as a result of portions of each block reward going to EON 1.0 nodes (10%), Super Nodes (10%) and the Horizen Blockchain Foundation (20%), or as a result of the halving of ZEN creation every four years in accordance with the Horizen Network protocol.
•
Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Horizen Network and force users to pay higher fees, thus reducing the attractiveness of the Horizen Network. Higher transaction fees resulting from collusion or otherwise may adversely affect the attractiveness of the Horizen Network, the value of ZEN and the value of the Shares.
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
•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or when the cost of electricity as compared to mining, validating, or transaction fees makes conducting its operations uneconomical.

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

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power on the Horizen Network, it may be able to alter the Blockchain on which transactions in ZEN rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet may not be able to generate new digital assets or transactions using such control, it may be able to “double-spend” its own digital assets (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Horizen Network or the ZEN community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Horizen Network.

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

A malicious actor may also obtain control over the Horizen Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that the ZEN ecosystem does not grow, the possibility that a malicious actor may be able to maliciously influence the Horizen Network in this manner will remain heightened.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Horizen Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of ZEN adopt the modification. When a modification is introduced and a substantial majority of users and miners’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Horizen Network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of ZEN running in parallel, yet lacking interchangeability. For example, Bitcoin Cash is the result of a hard fork of Bitcoin. Some users of the Bitcoin Network may harbor ill will toward the Bitcoin Cash network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin Cash network. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork.

Forks may also occur as a digital asset network’s community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of Ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and miners abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

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

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital asset networks that rely on proof-of-work more susceptible to attack.

Digital asset networks and related protocols may also be cloned. Unlike a fork of a digital asset network, which modifies an existing blockchain, and results in two competing digital asset networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of ZEN at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Horizen Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, on November 15, 2020, certain Bitcoin Cash developers enacted a proposed update to the Bitcoin Cash network requiring 8% of mined tokens to be redistributed to the developer pool, causing a hard fork, and created a network with a token labeled BCHA. For the days following the fork, the price of BCH fluctuated from $246.15 on November 15, 2020 to $256.55 on November 20, 2020.

A clone may also adversely affect the price of ZEN at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016.

A future fork in or clone of the Horizen Network, such as the proposed EON 2.0 Migration, could adversely affect the value of the Shares or the ability of the Trust to operate. It is unclear how the EON 2.0 Migration will be implemented, and it is possible miners in the Horizen Network will continue to sustain the network, possibly resulting in a fork if blocks for both the Horizen Network and EON 2.0 network continue to be processed.

Shareholders may not receive the benefits of any forks or airdrops.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to some group of users, such as the group that are holders of another digital asset, that such group will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they are part of that group.

Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an

“Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Trust, from any such Incidental Rights or IR Virtual Currency. For instance, the Custodian may not agree to provide access to the IR Virtual Currency. In addition, the Sponsor may determine that there is no safe or practical way to custody the IR Virtual Currency, or that trying to do so may pose an unacceptable risk to the Trust’s holdings in ZEN, or that the costs of taking possession and/or maintaining ownership of the IR Virtual Currency exceed the benefits of owning the IR Virtual Currency. Additionally, laws, regulation or other factors may prevent shareholders from benefiting from the Incidental Right or IR Virtual Currency even if there is a safe and practical way to custody and secure the IR Virtual Currency. For example, it may be illegal to sell or otherwise dispose of the Incidental Right or IR Virtual Currency, or there may not be a suitable market into which the Incidental Right or IR Virtual Currency can be sold (immediately after the fork or airdrop, or ever). The Sponsor may also determine, in consultation with its legal advisers, that the Incidental Right or IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws. In such a case, the Sponsor would irrevocably abandon, as of any date on which the Trust creates Shares, such Incidental Right or IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Incidental Right or IR Virtual Currency in a manner that would result in shareholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the various definitions of a “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

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

In the event of a hard fork of the Horizen Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which digital asset network, among a group of incompatible forks of the Horizen Network, is generally accepted as the Horizen Network and should therefore be considered the appropriate digital asset network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ZEN, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Horizen Network. There is no guarantee that the Sponsor will choose the digital asset network or digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Reference Rate Provider on what is generally accepted as ZEN and should therefore be considered “ZEN” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

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

Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. Because of the privacy-enhancing features of the Horizen Network, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse the Horizen Network for such illicit purposes. As a result, businesses that facilitate transactions in ZEN could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In August 2019, for example, Coinbase UK delisted Zcash and in January 2021 Bittrex delisted Zcash as well as Monero and Dash, two other privacy-focused digital assets. Although neither trading platform disclosed the reasons for such delisting and both trading platforms subsequently relisted ZEC, it is believed that they were the result of the privacy-enhancing features of the digital assets, and there is a risk that digital asset trading platforms may remove ZEN from their platforms as well. Other service providers of such businesses may also cut off services if there is a concern that the Horizen Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Horizen Network and/or adversely affect the price of ZEN, the attractiveness of the Horizen Network and an investment in the Shares of the Trust. It is unclear whether the removal of certain types of shielded transactions from Horizen in September 2023 would mitigate these concerns by regulators, law enforcement agencies, and other digital asset market participants regarding ZEN.

When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ZEN, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participant, a Liquidity Provider, or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations. When an Authorized Participant, or Liquidity Provider, sources ZEN in connection with the creation of the Shares or facilitates transactions in ZEN at the direction of the Trust or the Sponsor, it directly faces its counterparty and, in all instances, the Authorized Participant and its Liquidity Provider follow policies and procedures designed to ensure that it knows the identity of its counterparty. The Authorized Participant is a registered broker-dealer and therefore subject to AML and countering the financing of terrorism obligations under the Bank Secrecy Act as administered by FinCEN and further overseen by the SEC and FINRA. In addition, the Liquidity Provider is a virtual currency entity licensed by the NYDFS, which additionally subjects it to AML obligations.

In accordance with its regulatory obligations, the Authorized Participant, or Liquidity Provider, conducts customer due diligence and enhanced due diligence on its counterparties, which enables it to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

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

Since the fourth quarter of 2021 and to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD. (“Genesis Asia Pacific”), Genesis Holdco (together with Genesis Capital and Genesis Asia Pacific, the “Genesis Entities”), Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of the New York Penal Law, the New York General Business Law and the New York Executive Law. In February 2024, the NYAG amended its complaint to expand the charges against Gemini, the Genesis Entities, Genesis Capital’s former CEO, DCG, and DCG’s CEO to include harm to additional investors. Also in February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations against the Genesis Entities, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York.

Furthermore, Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor.

These events have led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. Coinbase, Binance and Kraken all continue to litigate these charges against the SEC. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices.

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

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including ZEN, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

Events such as these that impact the wider digital asset ecosystem are continuing to develop and change at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or on the digital asset industry as a whole.

Continued disruption and instability in the digital asset markets as these events develop, including declines in the trading prices and liquidity of ZEN, or the failure of service providers to the Trust, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

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

The value of the Shares relates directly to the value of the ZEN held by the Trust and fluctuations in the price of ZEN could adversely affect the value of the Shares. The market price of ZEN may be highly volatile, and subject to a number of factors, including:

•
An increase in the global ZEN supply;
•
Manipulative trading activity on Digital Asset Trading Platforms, which, in many cases, are largely unregulated;
•
The adoption of ZEN as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Horizen Network;
•
Forks in the Horizen Network;
•
Investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or ZEN, and Digital Asset Trading Platform rates;
•
Consumer preferences and perceptions of ZEN specifically and digital assets generally;
•
Fiat currency withdrawal and deposit policies on Digital Asset Trading Platforms;
•
The liquidity of Digital Asset Markets and any increase or decrease in trading volume on Digital Asset Markets;
•
Investment and trading activities of large investors that invest directly or indirectly in ZEN;
•
An active derivatives market for ZEN or for digital assets generally;
•
A determination that ZEN is a security or changes in ZEN’s status under the federal securities laws;
•
Monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of ZEN as a form of payment or the purchase of ZEN on the Digital Asset Markets;
•
Global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•
Fees associated with processing a ZEN transaction and the speed at which ZEN transactions are settled on the Horizen Network;
•
Interruptions in service from or closures or failures of major Digital Asset Trading Platforms;
•
Decreased confidence in Digital Asset Trading Platforms due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms;
•
Increased competition from other forms of digital assets or payment services; and
•
The Trust’s own acquisitions or dispositions of ZEN, since there is no limit on the amount of ZEN that the Trust may acquire.

In addition, there is no assurance that ZEN will maintain its value in the long or intermediate term. In the event that the price of ZEN declines, the Sponsor expects the value of the Shares to decline proportionately.

The value of ZEN as represented by the Reference Rate Price or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of ZEN has resulted, and may continue to result, in speculation regarding future appreciation in the value of ZEN, inflating and making the Reference Rate Price more volatile. As a result, ZEN may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Reference Rate Price and could adversely affect the value of the Shares.

Due to the largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms, they may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of ZEN and, consequently, the value of the Shares.

Digital Asset Trading Platforms are relatively new and, in many ways, are not subject to, or may not comply with, regulation in relevant jurisdictions in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. While many prominent Digital Asset Trading Platforms provide the public with significant information regarding their on-chain activities, ownership structure, management teams, corporate practices, cybersecurity practices and regulatory compliance, many other Digital Asset Trading Platforms do not provide this information. Furthermore, while Digital Asset Trading Platforms are and may continue to be subject to federal and state licensing requirements in the United States, Digital Asset Trading Platforms do not currently appear to be subject to regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in Digital Asset Trading Platforms, including prominent trading platforms that handle a significant volume of ZEN trading.

Many Digital Asset Trading Platforms, both in the United States and abroad, are unlicensed, not subject to, or not in compliance with, regulation in relevant jurisdictions, or operate without extensive supervision by governmental authorities. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these Digital Asset Trading Platforms is generally significantly less regulated than trading activity on or reported by regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2022 one report claimed that trading volumes on Digital Asset Trading Platforms were inflated by over 70% due to false or non-economic trades, with specific focus on unlicensed trading platforms located outside of the United States. Such reports may indicate that the Digital Asset Trading Platform Market is significantly smaller than expected and that the U.S. makes up a significantly larger percentage of the Digital Asset Trading Platform Market than is commonly understood, or that a much larger portion of digital asset market activity takes place on decentralized finance platforms than is commonly understood. Nonetheless, any actual or perceived false trading in the Digital Asset Trading Platform Market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ZEN and/or negatively affect the market perception of ZEN, which could in turn adversely impact the value of the Shares.

The SEC has also identified possible sources of fraud and manipulation in the Digital Asset Markets generally, including, among others (1) “wash-trading”; (2) persons with a dominant position in a digital asset manipulating pricing in such digital asset; (3) hacking of the underlying digital asset network and trading platforms; (4) malicious control of the underlying digital asset network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in a digital asset, new sources of demand for a digital asset) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at Digital Asset Markets. The use or presence of such acts and practices in the Digital Asset Markets could, for example, falsely inflate the volume of ZEN present in the Digital Asset Markets or cause distortions in the price of ZEN, among other things that could adversely affect the Trust or cause losses to shareholders. Moreover, tools to detect and deter fraudulent or manipulative trading activities, such as market manipulation, front-running of trades, and wash-trading, may not be available to or employed by Digital Asset Markets, or may not exist at all. Many Digital Asset Markets also lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of ZEN on Digital Asset Markets may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges.

In addition, over the past several years, some Digital Asset Trading Platforms have been closed, been subject to criminal and civil litigation and have entered into bankruptcy proceedings due to fraud and manipulative activity, business failure and/or security breaches. In many of these instances, the customers of such Digital Asset Trading Platforms were not compensated or made whole for the partial or complete losses of their account balances in such Digital Asset Trading Platforms. In some instances, customers are made whole only in dollar terms as of the Digital Asset Trading Platform’s date of failure, rather than on a digital asset basis, meaning customers may still lose out on any price increase in digital assets.

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, including on the price of ZEN, and therefore may be more likely to be targets of regulatory enforcement action. For example, in February 2014, Mt. Gox, the largest Digital Asset Trading Platform at the time, halted withdrawals of Bitcoin and subsequently filed for bankruptcy protection in Japan following an exploit that resulted in the loss of several hundred thousand Bitcoin. In the two weeks following the halt of Bitcoin withdrawals from Mt. Gox, the value of one Bitcoin fell on other trading platforms from around $795 to $578. Failure and shortcomings of large Digital Asset Trading Platforms have since continued; in January 2015, Bitstamp announced that approximately 19,000 Bitcoin had been stolen from its operational or “hot” wallets, and in August 2016, it was reported that almost 120,000 Bitcoin, then worth around $78 million, were stolen from Bitfinex. The value of Bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct Digital Asset Trading Platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based Digital Asset Trading Platform Youbit, suspended digital asset trading and filed for bankruptcy following an exploit that resulted in a loss of 17% of Yapian’s assets. In January 2018, the Japanese Digital Asset Trading Platform, Coincheck, was exploited, resulting in losses of approximately $535 million, and in February 2018, the Italian Digital Asset Trading Platform, Bitgrail, was exploited, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest Digital Asset Trading Platforms, Binance, was exploited, resulting in losses of approximately $40 million. More recently, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency.

Negative perception, a lack of stability and standardized regulation in the Digital Asset Markets and/or the closure or temporary shutdown of Digital Asset Trading Platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Horizen Network and result in greater volatility in the prices of ZEN. Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating the Reference Rate Price may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. These potential consequences of such a Digital Asset Trading Platform’s failure could adversely affect the value of the Shares.

Digital Asset Trading Platforms may be exposed to front-running.

Digital Asset Trading Platforms may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy tokens at a low price and later sell them at a higher price while simultaneously exiting the position. To the extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of Digital Asset Trading Platforms and digital assets more generally.

Digital Asset Trading Platforms may be exposed to wash trading.

Digital Asset Trading Platforms may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve a trading platform’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their tokens. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ZEN and/or negatively affect the market perception of ZEN.

To the extent that wash trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about ZEN and the digital assets industry more broadly, which could adversely impact the price of ZEN and, therefore, the price of the Shares. Wash trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

The Reference Rate has a limited history and a failure of the Reference Rate Price could adversely affect the value of the Shares.

The Reference Rate has a limited history and the Reference Rate Price is an average composite reference rate calculated using volume-weighted trading price data from various Digital Asset Trading Platforms chosen by the Reference Rate Provider. The Digital Asset Trading Platforms chosen by the Reference Rate Provider have also changed over time. For example, on January 4, 2023, CoinDesk Indices, Inc., the Reference Rate Provider, removed Bittrex from the Reference Rate due to the trading platform failing the Reference Rate Provider’s minimum liquidity requirement, and did not add any Constituent Trading Platforms as part of its scheduled quarterly review. Thereafter, on April 4, 2023, the Reference Rate Provider added Bittrex back to the Reference Rate due to the trading platform meeting the Reference Rate Provider’s minimum liquidity requirement. Subsequently, on April 21, 2023, the Reference Rate Provider removed Bittrex from the Reference Rate due to Bittrex’s announcement that the trading platform would no longer service U.S. customers. In addition, effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending USD deposits and withdrawals and planned to delist its USD trading pairs. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “Item 1. Business— Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection.”

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

The Reference Rate Provider may remove or add Digital Asset Trading Platforms to the Reference Rate in the future at its discretion. For more information on the inclusion criteria for Digital Asset Trading Platforms in the Reference Rate, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the constituent Digital Asset Trading Platforms of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended September 30, 2024, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 11.17% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 5.98%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Reference Rate and the Reference Rate Price was 0.04%. All Digital Asset Trading Platforms that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN, which could adversely affect the value of the Shares.

The Reference Rate Price used to calculate the value of the Trust’s ZEN may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Reference Rate Price and Share trading prices, adversely affecting the value of the Shares.

The price of ZEN on public Digital Asset Trading Platforms has a very limited history, and during this history, ZEN prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Reference Rate is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Reference Rate Price, and the price of ZEN generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from October 1, 2019 through September 30, 2024, the Reference Rate Price ranged from $3.31 to $152.74, with the straight average being $24.62. In addition, during the year ended September 30, 2024, the Reference Rate Price ranged from $6.19 to $17.46. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group. The price of ZEN more generally has experienced volatility similar to the Reference Rate Price during these periods. For additional information on movement of the Reference Rate Price and the price of ZEN, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and ZEN Prices.”

Furthermore, because the number of Digital Asset Trading Platforms is limited, the Reference Rate will necessarily be composed of a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Reference Rate Provider would have limited ability to remove such Digital Asset Trading Platform from the Reference Rate, which could skew the price of ZEN as represented by the Reference Rate. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of ZEN and, therefore, could have an adverse effect on the value of the Shares.

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

As of September 30, 2024, ZEN was the 314th largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of September 30, 2024, the digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $2,228.5 billion (including the approximately $124.9 million market cap of ZEN), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. ZEN faces competition from a wide range of digital assets. Many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Horizen Network. In addition, ZEN is currently supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche or Cardano, could have a negative impact on the demand for, and price of, ZEN and thereby adversely affect the value of the Shares.

In addition, some digital asset networks may be the target of ill will from users of other digital asset networks. For example, Horizen is the result of a fork of Zclassic, which in turn is a clone of Zcash which itself was a clone of Bitcoin. and some users of those digital asset networks may harbor ill will toward the Horizon Network, and vice versa. These users of these other networks may attempt to negatively impact the use or adoption of the Horizen Network.

Investors may invest in ZEN through means other than the Shares, including through direct investments in ZEN and other potential financial vehicles, possibly including securities backed by or linked to ZEN and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ZEN directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ZEN are formed and represent a significant proportion of the demand for ZEN, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ZEN, could negatively affect the Reference Rate Price, the NAV, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Moreover, any reduced demand for Shares of the Trust may cause the Shares of the Trust to trade at a discount to the NAV per Share.

Prices of ZEN may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for ZEN and other digital assets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to the value of a referenced asset, normally a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable compared to their referenced asset, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past impacted the prices of certain digital assets, and has at times caused certain stablecoins to lose their “peg” to the underlying fiat currency. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the digital asset markets. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for digital assets, raising their prices. Regulators have also charged stablecoin issuers with violations of law or otherwise required certain stablecoin issuers to cease certain operations. For example, on February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others,

Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ZEN market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 (and remained below for multiple days) after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Popular stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins or lead to outsized redemption requests, and therefore could adversely affect the value of the Shares.

Some stablecoins have been asserted to be securities under the federal securities laws. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin issued by Binance, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” In another example, the District Court for the Southern District of New York denied defendants’ motion to dismiss an SEC complaint asserting that the stablecoin UST, a U.S. dollar stablecoin issued by Terra, is a security. Further public concern about the possible security status of stablecoins manifested in November 2023, when the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. A determination that a popular stablecoin is a security could lead to outsized redemption requests, and therefore could adversely affect the broader value of the Shares.

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

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as Bitcoin spot markets, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of ZEN, and in turn, an investment in the Shares.

Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.

There have been a growing number of attempts to list on national securities exchanges the shares of funds that hold digital assets or that have exposure to digital assets through derivatives. These investment vehicles attempt to provide institutional and retail investors exposure to markets for digital assets and related products. Until recently, the SEC had repeatedly denied such requests. In January 2018, the SEC’s Division of Investment Management outlined several questions that sponsors would be expected to address before the SEC will consider granting approval for funds holding “substantial amounts” of cryptocurrencies or “cryptocurrency-related products.” The questions, which focus on specific requirements of the Investment Company Act, generally fall into one of five key areas: valuation, liquidity, custody, arbitrage and potential manipulation. The SEC has not explicitly stated whether each of the questions set forth would also need to be addressed by entities with similar products and investment strategies that instead pursue registered offerings under the Securities Act, although such entities would need to comply with the registration and prospectus disclosure requirements of the Securities Act. After several years of the SEC denying requests to list shares of various digital asset funds holding Bitcoin on national securities exchanges, including the request to list the shares of Grayscale Bitcoin Trust ETF on NYSE Arca in June 2022, the Sponsor petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the SEC’s final order denying approval to list shares of Grayscale Bitcoin Trust ETF on NYSE Arca as an exchange-traded product. In August 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing or rehearing en banc. In October 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. Ultimately, on January 10, 2024, the SEC approved NYSE Arca’s 19b-4 application to list the shares of the Grayscale Bitcoin Trust ETF on NYSE Arca as an exchange-traded product, as well as requests to list shares of various other digital asset funds holding spot Bitcoin on national securities exchanges. Subsequently, the SEC approved NYSE Arca’s similar 19b-4 applications to list the shares of the Grayscale Ethereum Trust ETF and Grayscale Ethereum Mini Trust ETF, as well as requests to list the shares of various other investment vehicles that hold spot Ether on national securities exchanges.

Moreover, even though NYSE Arca’s requests with respect to Grayscale Bitcoin Trust ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale Ethereum Trust ETF and Grayscale Ethereum Mini Trust ETF were approved, there is no guarantee that a similar application to list Shares of the Trust on NYSE Arca, or another national securities exchange, would be approved. In particular, Bitcoin is the only digital asset that the SEC has publicly indicated it does not currently view as a security, although the SEC, by action through delegated authority approving exchange rule filings to list shares of trusts holding Ether as commodity-based exchange-traded products, has implicitly taken the view that Ether is not a security. The Sponsor believes that the SEC is unlikely to approve a request to list the shares of a spot exchange-traded product that holds a digital asset that the SEC believes is a security. Moreover, even if the SEC took the view that a digital asset was not a security, based on prior spot exchange-traded product disapprovals, the existence of a CFTC-regulated futures market for the relevant digital asset would be central to the SEC’s approval of any request to list the shares of a spot exchange-traded product holding such digital asset. As of the date hereof, there are only CFTC-regulated futures markets for a limited number of digital assets, including Bitcoin, Ether, Litecoin, Bitcoin Cash and Dogecoin. As such, there exist significant barriers to obtaining regulatory approval to list the shares of other digital asset investment vehicles, including the Shares of the Trust. Investors should not assume that recent approvals of spot Bitcoin and spot Ether exchange-traded products will subsequently lead to approval of spot exchange-traded products holding other digital assets, such as the Trust. Accordingly, there is no guarantee that the Sponsor will be successful in listing the Shares of the Trust on NYSE Arca even if the Sponsor decides to do so.

The exchange listing of shares of digital asset funds would create more opportunities for institutional and retail investors to invest in the digital asset market. If exchange-listing requests beyond those for funds holding Bitcoin or Ether continue to be denied by the SEC, increased investment interest by institutional or retail investors could fail to materialize, which could reduce the demand for digital assets generally and therefore adversely affect the value of the Shares.

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s ZEN and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participant and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant may rely on one or more Liquidity Providers to source ZEN in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or a Liquidity Provider could be replaced for other reasons.

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

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custodian Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets.

To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ZEN. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s ZEN may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace the Authorized Participant and/or if a Liquidity Provider is replaced or required to be replaced, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

Shares purchased in the private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in the private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of ZEN to keep the value of the Shares closely linked to the Reference Rate Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s NAV per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s NAV per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the NAV per Share due to these factors, among others, and has historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of ZEN, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at, above or below the Trust’s NAV per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Trading Platforms are open, significant changes in the price of ZEN on the Digital Asset Trading Platform Market could result in a difference in performance between the value of ZEN as measured by the Reference Rate and the most recent NAV per Share or closing trading price. For example, if the price of ZEN on the Digital Asset Trading Platform Market, and the value of ZEN as measured by the Reference Rate, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of ZEN on the Digital Asset Trading Platform Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market. Even during periods when OTCQX is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From October 19, 2021 to September 30, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 766% and the average premium was 223%. From October 19, 2021 to September 30, 2024, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 54%, and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 19, 2021 and September 30, 2024, has been quoted at a discount on 348 days. As of September 30, 2024, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 492% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in ZEN. See “Item 1. Business—Valuation of ZEN and Determination of NAV—Disposition of ZEN, Incidental Rights and/or IR Virtual Currency” and “Item 1. Business—Activities of the Trust—Hypothetical Expense Example.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells ZEN in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ZEN.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ZEN and the Digital Asset Trading Platforms included in the Reference Rate that may have an adverse effect on the value of the Shares. These factors include the following factors:

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

At this time the Sponsor is not accepting redemption requests from shareholders. Because the Sponsor does not believe that the SEC would, at this time, entertain an application for the waiver of rules needed in order to operate an ongoing redemption program, the Sponsor currently has no intention of seeking regulatory approval from the SEC for the Trust to operate an ongoing redemption program, and significant barriers to regulatory approval for any request to list the shares of other digital asset investment vehicles, including the Shares of the Trust, remain. Absent the institution of such redemption program, the Shares may trade at a discount in the future, and may do so indefinitely. Therefore, unless the Trust is permitted to, and does, establish a Share redemption program, shareholders will be unable to (or could be significantly impeded in attempting to) sell or otherwise liquidate investments in the Shares, which could have a material adverse impact on demand for the Shares and their value.

Affiliates of the Trust previously entered into a settlement agreement with the SEC concerning the operation of one such affiliate’s former redemption programs.

On April 1, 2014, Grayscale Bitcoin Trust ETF, an affiliate of the Trust, launched a program pursuant to which its shareholders could request redemptions from Genesis, an affiliate of the Trust and the sole Authorized Participant of Grayscale Bitcoin Trust ETF at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust ETF’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust ETF was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust ETF entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79. The Trust currently has no intention of seeking an exemption from the SEC under Regulation M in order to instate a redemption program.

There is no guarantee that an active trading market for the Shares will continue to develop.

The Shares are qualified for public trading on OTCQX and an active trading market for the Shares has developed. However, there can be no assurance that such trading market will be maintained or continue to develop. In addition, OTCQX can halt the trading of the Shares for a variety of reasons. To the extent that OTCQX halts trading in the Shares, whether on a temporary or permanent basis, investors may not be able to buy or sell Shares, which could adversely affect the value of the Shares. If an active trading market for the Shares does not continue to exist, the market prices and liquidity of the Shares may be adversely affected. The Sponsor may also seek to list the Shares on NYSE Arca sometime in the future, and NYSE Arca must receive approval from the SEC in order to list the Shares, but is not currently seeking approval for required rule changes and currently has no intention to do so. Even if such approval were sought in the future, there can be no guarantee that the Shares will ever be listed on NYSE Arca. See “—Failure of funds that hold digital assets or that have exposure to digital assets through derivatives to receive SEC approval to list their shares on exchanges could adversely affect the value of the Shares.”

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

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s ZEN.

While the Custodian is required under the Custodian Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodian has advised the Sponsor that they maintain insurance at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s ZEN, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s ZEN. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

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

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. For example, the Sponsor expects that it may be advisable to discontinue the affairs of the Trust if a federal court upholds an allegation that ZEN is a security under the federal securities laws, among other reasons. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust.”

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to shareholders, such as when the Actual Exchange Rate of ZEN is lower than the Reference Rate Price was at the time when shareholders purchased their Shares. In such a case, when the Trust’s ZEN is sold as part of its liquidation, the resulting proceeds distributed to shareholders will be less than if the Actual Exchange Rate were higher at the time of sale. See “Item 1. Business—Description of the Trust Agreement—Termination of the Trust” for more information about the termination of the Trust, including when the termination of the Trust may be triggered by events outside the direct control of the Sponsor, the Trustee or the shareholders.

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

The Sponsor is solely responsible for determining the value of the NAV and NAV per Share and any errors, discontinuance or changes in such valuation calculations may have an adverse effect on the value of the Shares.

The Sponsor will determine the Trust’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Reference Rate Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Reference Rate does not reflect an accurate ZEN price, then the Sponsor will employ an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable.” In the context of applying such rules, the Sponsor may determine in good faith that the alternative method applied does not reflect an accurate ZEN price and apply the next alternative method under the cascading set of rules. If the Sponsor determines after employing all of the alternative methods that the Reference Rate Price does not reflect an accurate ZEN price, the Sponsor will use its best judgment to determine a good faith estimate of the Reference Rate Price. There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Sponsor in its sole discretion. The Sponsor may calculate the Reference Rate Price in a manner that ultimately inaccurately reflects the price of ZEN. To the extent that the NAV, NAV per Share or the Reference Rate Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Reference Rate Price used to calculate the NAV and NAV per Share of the Trust. Any such change in the Reference Rate Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

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

Under the Trust Documents, each of the Sponsor, the Trustee, the Transfer Agent and the Custodian has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, Trustee, Transfer Agent or the Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

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

In addition, pandemics, epidemics and other natural and man-made disasters could disrupt the operations of many businesses. For example, in response to the COVID-19 pandemic, many governments imposed travel restrictions and prolonged, closed international borders and enhanced health screenings at ports of entry and elsewhere, which disrupted businesses around the world. While the Sponsor and the Trust were not materially impacted by these events, any disruptions to the Sponsor’s, the Trust’s or the Trust’s service providers’ business operations resulting from business restrictions, quarantines or restrictions on the ability of personnel to perform their jobs as a result of any future pandemic, epidemic or other disaster could have an adverse impact on the Trust’s ability to access critical services and could be disruptive to the affairs of the Trust.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC does not consider Bitcoin or Ether to be securities. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against Digital Asset Trading Platforms for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

Whether a digital asset is a security, or offers and sales of a digital asset are securities transactions, under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the Securities Act, the Exchange Act and the Investment Company Act. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset, or offer and sale of a digital asset, is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset, or offer and sale of a digital asset, qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though recent arguments advanced in ongoing litigation may suggest that the SEC no longer believes the status of a digital asset can change over time.

As part of determining whether ZEN is a security, or transactions in ZEN by the Sponsor are securities transactions, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset, or offer and sale of a digital asset, may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ZEN and the Sponsor’s transactions in ZEN with external counsel, and has received a memorandum regarding the status of ZEN and the Sponsor’s transactions in ZEN under the federal securities laws from external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ZEN is not a security in light of the uncertainties inherent in the Howey and Reves tests. The Sponsor has been contacted by staff from the SEC’s Divisions of Corporation Finance and Enforcement with respect to securities law compliance matters involving ZEN and is engaged in discussions with the SEC staff.

In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC may take a contrary position; and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with ZEN, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage development, distribution and secondary-market trading characteristics as well as contributions and of marketing or promotional efforts by the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset, or transactions in the digital asset, in question is or is not a security for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question, or transactions in the digital asset, is a security, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset, or transactions in the digital asset, is or is not a security for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities law status of ZEN or any other particular digital asset.

As such, notwithstanding the Sponsor’s receipt of a memorandum regarding the status of ZEN under the federal securities laws from external counsel and the Sponsor’s view that ZEN is not a security and the Sponsor’s transactions in ZEN are not securities transactions, the SEC or a federal court may in the future take a different view as to the security status of ZEN.

If the Sponsor determines that ZEN, or transactions in ZEN, is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that ZEN is a security, the Sponsor does not intend to permit the Trust to continue holding ZEN in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset, or transactions in the digital asset, is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ZEN is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ZEN could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that ZEN, or transactions in ZEN, is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of ZEN, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset, or transactions in that digital asset, is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset, or transactions in that digital asset, is a security by the SEC or another regulatory authority may have similar effects.

For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024. In October 2024, the SEC filed a notice of appeal.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the price of various digital assets have declined significantly and may continue to decline as such cases advance through the federal court system. Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets, or transactions in digital assets, are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited to no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if ZEN, or transactions in ZEN, is in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust’s assets or the Trust’s transactions include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. The Sponsor has since established a new investment vehicle that holds XRP, Grayscale XRP Trust. If the SEC or a federal court were to determine that ZEN is a security or transactions in ZEN are securities, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that ZEN is a security or transactions in ZEN are securities, the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ZEN in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In connection with these developments, the SEC has taken a number of actions. For example, in February 2023 the SEC proposed amendments to the custody rules under Rule 206(4)-2 of the Investment

Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 206(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. It is also possible that a new Administration and a new Congress in the United States proposes new laws and regulations related to digital assets. Moreover, the failure of FTX in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC and criminal investigations, enforcement actions and other regulatory activity across the digital asset ecosystem. For example, in June 2023, the SEC brought enforcement actions against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, including the Horizen Network. These features, including those adopted by the Horizen Network or which may be introduced on the Horizen Network in the future, may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In September 2022, the Digital Asset Trading Platform Huobi delisted seven digital assets with privacy preserving features, including ZEN, a move that Huobi explained was “in compliance with the latest financial regulations.” However, in September 2023, the Horizen protocol implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network will no longer support transactions from unshielded addresses to shielded addresses. It is unclear the removal of those kinds of shielded transactions from Horizen would mitigate these concerns by regulators, law enforcement agencies, and other digital asset market participants. Additionally, in October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. Additional regulatory action with respect to privacy-enhancing digital assets is possible in the future differently, this may change in the future.

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. In particular, with the exception of funds that hold Bitcoin, Ether and certain Bitcoin-based derivatives or Ether-based derivatives, the SEC has not yet approved the listing on a national securities exchange of any non-futures based digital-asset focused exchange-traded fund or exchange-traded product (such product, an “ETF”). If the SEC were to approve any such ETF other than ours in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF would be expected to more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

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

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.

Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect the digital asset network, the Digital Asset Markets, and their users, particularly Digital Asset Trading Platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if foreign jurisdictions in addition to China were to ban or otherwise restrict mining activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with mining, it would have a material adverse effect on digital asset networks (including the Horizen Network), the Digital Asset Market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder will start to apply as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the ZEN Industry and Market—Government Oversight.”

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of September 30, 2024, over 602 million tera hashes are performed every second in connection with mining on the Bitcoin Network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Horizen Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant, the Trust or the Sponsor to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the ‘NYDFS’ BitLicense regulations or California’s Digital Financial Assets Law, once effective.

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

Additionally, to the extent an Authorized Participant, the Trust or the Sponsor is found to have operated without appropriate state or federal licenses, or registration, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust or the Sponsor, decrease the liquidity, and have a material adverse effect on the price of, the Shares.

Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ZEN is treated. In particular, ZEN may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is possible that a new Administration and Congress in the United States creates a new classification for digital assets. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ZEN under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

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

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Certain U.S. Federal Income Tax Consequences.”

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Certain U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Certain U.S. Federal Income Tax Consequences.”

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
•
The Sponsor’s indirect parent company, DCG, and certain of its subsidiaries, hold 34.49% of the Shares representing ownership in the Trust, as of November 18, 2024. On March 2, 2022, the board of directors of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. From March 2, 2022 through June 30, 2022, DCG purchased a total of $0.01 million worth of Shares of the Trust. From July 1, 2022 through September 30, 2024, DCG had not purchased any Shares of the Trust under this authorization. Additional purchases would further increase DCG’s ownership interest in the Trust, which could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
Several employees of the Sponsor and the Sponsor’s indirect parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole member and indirect parent company of the Sponsor, and parent company of Genesis, a Liquidity Provider to the Authorized Participant from October 3, 2022 through September 12, 2023; (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report; (iii) formerly the indirect parent company of the Reference Rate Provider (prior to its sale to an unaffiliated third party on November 20, 2023); and (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Trading Platforms included in the Reference Rate and the Trust’s principal market, and which is the parent company of the Custodian, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Horizen Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Horizen Network, DCG’s position regarding which fork among a group of incompatible forks of the Horizen Network should be considered the “true” Horizen Network could be adverse to positions that would most benefit the Trust;
•
DCG has been vocal in the past about its support for digital assets other than ZEN. Any investments in, or public positions taken on, digital assets other than ZEN by DCG could have an adverse impact on the price of ZEN;
•
The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;
•
The Sponsor and Grayscale Securities, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common indirect parent company, DCG;
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

For a further discussion of the conflicts of interest among the Sponsor, the distributor, the marketer, Authorized Participant, Liquidity Providers, the Trust and others, see “Item 13. Certain Relationships and Related Transactions and Director Independence.”

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

DCG is a minority interest holder in Coinbase, Inc., one of the Digital Asset Trading Platforms included in the Reference Rate Price.

DCG, the sole member and indirect parent company of the Sponsor, holds a minority interest of less than 1.0% in Coinbase, Inc., which operates Coinbase. The Sponsor values its digital assets by reference to the Reference Rate Price. The Reference Rate Price is the price in U.S. dollars of a ZEN derived from the Digital Asset Trading Platforms that are reflected in the Reference Rate developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Coinbase is one of such Digital Asset Trading Platforms included in the Reference Rate.

Although DCG does not exercise control over Coinbase, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Trading Platform in a way that benefits DCG, for example by artificially inflating the values of ZEN in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To prevent, detect and respond to information security threats, the Sponsor maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”), with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Sponsor, receives regular reports from the CISO on, among other things, the Sponsor’s cyber risks and threats, the status of projects to strengthen the Sponsor’s information security systems, assessments of the Sponsor’s security program and the emerging threat landscape.

The CISO updates the ERC and the Board quarterly. These regular reports include the Sponsor’s performance preparing for, preventing, detecting, responding to, and recovering from, cyber incidents. The CISO also promptly informs and updates the ERC and the Board of the Sponsor about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are reported to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally reported to the ERC and Board.

The Sponsor’s Security Awareness Program includes training that reinforces the Sponsor’s Information Security policies, standards, and practices, and the expectation that employees will comply with these policies. The Security Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect the Sponsor’s resources and information. This training is mandatory for all employees upon onboarding at the firm and again annually, and it is supplemented by firmwide training and testing initiatives, including periodic phishing tests.

The Sponsor administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are risk-rated and must adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

There have not been any breaches at the Sponsor or the Trust during the year ended September 30, 2024. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust ETF (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

As of the date of this Annual Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to October 3, 2022, Shares were distributed by Genesis, acting as the sole Authorized Participant, through sales in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder. Since October 3, 2022, Grayscale Securities has been the only acting Authorized Participant of the Trust, and Liquidity Provider(s) have been engaged to source ZEN in connection with the creation of Shares. The Shares are quoted on OTCQX under the ticker symbol “HZEN.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of September 30, 2024, there were approximately 16 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of September 30, 2024, the Registrant has distributed 6,838,000 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Grayscale Securities acted as the Authorized Participant with respect to these distributions beginning October 3, 2022. For all such distributions prior to October 3, 2022, Genesis acted as the Authorized Participant. In exchange for these sales, the Trust received an aggregate of 666,351.02062050 ZEN. During the year ended September 30, 2024, the Registrant did not distribute any Shares. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2024:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2024 - July 31, 2024	-	$-	-	$9.99
August 1, 2024 - August 31, 2024	-	-	-	9.99
September 1, 2024 - September 30, 2024	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust under this authorization. From July 1, 2022 through November 18, 2024, DCG had not purchased any Shares of the Trust under this authorization.

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

	As of September 30,
	2024	2023	2022
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	6,838,000	6,838,000	6,838,000
Number of Shares freely tradable(1)	3,469,864	3,278,635	3,210,776
Number of beneficial holders owning at least 100 Shares(2)	16	22	26
Number of holders of record(2)	16	22	26

(1)
Includes the total number of Shares that are not restricted securities as such term is defined under Rule 144.
(2)
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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEN in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEN is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ZEN in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset

Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with AML and KYC regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services —Investment Companies. The Trust uses fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results

Financial Highlights for the Years ended September 30, 2024, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEN and price of ZEN amounts, are in thousands)

	For the Years Ended September 30,
	2024	2023	2022
Net realized and unrealized gain (loss) on investment	$236	$(3,873)	$(34,585)
Net increase (decrease) in net assets resulting from operations	$96	$(4,020)	$(35,249)
Net assets(1)	$4,767	$4,671	$8,691
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEN for the year ended September 30, 2024 was $236, which includes a realized loss of ($164) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of $400. Net realized and unrealized gain on investment in ZEN for the year was driven by ZEN price appreciation from $7.77 per ZEN as of September 30, 2023, to $8.13 per ZEN as of September 30, 2024. Net increase in net assets resulting from operations was $96 for the year ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $140. Net assets increased to $4,767 at September 30, 2024, a 2% increase for the year. The increase in net assets resulted from the aforementioned ZEN price appreciation, partially offset by the withdrawal of approximately 14,853 ZEN to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	For the Years Ended September 30,
	2024	2023	2022(1)
	(All ZEN balances are rounded to the nearest whole ZEN)
ZEN:
Opening balance	601,139	616,357	615,586
Creations	-	-	16,375
Sponsor’s Fee, related party	(14,853)	(15,218)	(15,604)
Closing balance	586,286	601,139	616,357
Accrued but unpaid Sponsor’s Fee, related party	-	-	-
Net closing balance	586,286	601,139	616,357
Number of Shares:
Opening balance	6,838,000	6,838,000	6,838,000
Creations	-	-	-
Closing balance	6,838,000	6,838,000	6,838,000

	September 30,
	2024	2023	2022
Price of ZEN on principal market(2)	$8.13	$7.77	$14.10
Principal Market NAV per Share(3)	$0.70	$0.68	$1.27
Reference Rate Price(4)	$8.13	$7.78	$14.13
NAV per Share(4)	$0.70	$0.68	$1.27

(1)
Share and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 10-for-1 Share Split of the Trust’s issued and outstanding Shares completed on October 7, 2021.
(2)
The Trust performed an assessment of the principal market at September 30, 2024, 2023 and 2022, and identified the principal market as Coinbase.
(3)
As of September 30, 2024, 2023 and 2022, the Principal Market NAV per Share was calculated using the fair value of ZEN based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(4)
The Trust’s NAV per Share is derived from the Reference Rate Price as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” for a description of the Reference Rate and the Reference Rate Price. Effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection.” If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable.” Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Digital Asset Trading Platforms included in the Reference Rate as of September 30, 2024 were Coinbase, Binance, Bybit, Gate.io and KuCoin. As of September 30, 2023, the Digital Asset Trading Platforms included in the Reference Rate consisted of Coinbase, Binance, Gate.io and OKX. As of September 30, 2022, the Digital Asset Trading Platforms included in the Reference Rate consisted of Coinbase, Binance.US and Bittrex.

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

As of September 30, 2024, the Trust had a net closing balance with a value of $4,766,504, based on the Reference Rate Price (non-GAAP methodology). As of September 30, 2024, the Trust had a total market value of $4,766,504, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

As of September 30, 2023, the Trust had a net closing balance with a value of $4,676,858, based on the Reference Rate Price (non-GAAP methodology). As of September 30, 2023, the Trust had a total market value of $4,670,847, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

As of September 30, 2022, the Trust had a net closing balance with a value of $8,709,124, based on the Reference Rate Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $8,690,633, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 (the inception of the Trust’s operations) to September 30, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

(1)
Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

The following table illustrates the movements in the Reference Rate Price from October 1, 2019 to September 30, 2024. During such period, the Reference Rate Price has ranged from $3.31 to $152.74, with the straight average being $24.62 through September 30, 2024. As described above, effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$7.09	$13.91	2/14/2020	$3.31	10/18/2019	$5.66	$5.66
Twelve months ended September 30, 2021	$54.46	$152.74	5/8/2021	$5.14	10/7/2020	$68.07	$68.07
Twelve months ended September 30, 2022	$42.54	$123.59	11/25/2021	$12.84	7/1/2022	$14.13	$14.13
Twelve months ended September 30, 2023	$9.65	$14.73	2/16/2023	$5.92	6/12/2023	$7.78	$7.72
Twelve months ended September 30, 2024	$9.45	$17.46	3/13/2024	$6.19	6/18/2024	$8.13	$8.13
October 1, 2019 to September 30, 2024	$24.62	$152.74	5/8/2021	$3.31	10/18/2019	$8.13	$8.13

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from October 1, 2019 to September 30, 2024. During such period, the price of ZEN has ranged from $3.24 to $150.44, with the straight average being $24.52 through September 30, 2024:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2020	$7.10	$14.33	2/14/2020	$3.24	10/16/2019	$5.67	$5.67
Twelve months ended September 30, 2021	$54.14	$150.44	5/12/2021	$5.10	10/7/2020	$69.53	$69.53
Twelve months ended September 30, 2022	$42.38	$127.85	11/24/2021	$12.50	6/18/2022	$14.10	$14.10
Twelve months ended September 30, 2023	$9.64	$15.10	2/15/2023	$6.08	6/12/2023	$7.77	$7.72
Twelve months ended September 30, 2024	$9.45	$17.47	3/13/2024	$6.24	6/24/2024	$8.13	$8.13
October 1, 2019 to September 30, 2024	$24.52	$150.44	5/12/2021	$3.24	10/16/2019	$8.13	$8.13

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol HZEN since October 19, 2021. The price of the Shares as quoted on OTCQX has varied significantly from the NAV per Share. From October 19, 2021 to September 30, 2024, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 766%, the average premium was 223%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 54%, and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 348 days. As of September 30, 2024, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 492% to the Trust’s NAV per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP and the Trust’s NAV per Share for each of the quarters since October 19, 2021.

	High			Low
	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)
Calendar Year 2021
Fourth quarter	$17.00	$11.77	$11.38	$6.80	$5.44	$5.45
Calendar Year 2022
First quarter	$7.84	$6.05	$6.10	$2.79	$2.98	$2.85
Second quarter	$3.41	$4.68	$4.68	$0.90	$1.13	$1.18
Third quarter	$1.74	$1.97	$1.96	$0.93	$1.19	$1.16
Fourth quarter	$1.24	$1.31	$1.32	$0.41	$0.76	$0.76
Calendar Year 2023
First quarter	$1.04	$1.35	$1.32	$0.38	$0.75	$0.75
Second quarter	$0.89	$1.01	$1.02	$0.41	$0.54	$0.52
Third quarter	$1.05	$0.86	$0.86	$0.68	$0.59	$0.59
Fourth quarter	$1.90	$1.11	$1.10	$0.70	$0.64	$0.64
Calendar Year 2024
First quarter	$8.52	$1.52	$1.52	$1.55	$0.60	$0.60
Second quarter	$7.90	$1.22	$1.22	$3.45	$0.54	$0.53
Third quarter	$5.82	$1.08	$1.09	$2.50	$0.62	$0.62

(1)
The Principal Market NAV is calculated using the fair value of ZEN based on the price provided by the Digital Asset Market that the Trust considers its principal market, which is Coinbase. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination.”
(2)
The Trust’s NAV per Share is derived from the Reference Rate Price as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Reference Rate Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Valuation of ZEN and Determination of NAV.”

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to September 30, 2024.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) ($) (1)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to September 30, 2024.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) (%) (1)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2024.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2024.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Peter Mintzberg, the principal executive officer of the Sponsor, and Edward McGee, the principal financial officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

The Sponsor has a board of directors (the “Board”) that is responsible for managing and directing the affairs of the Sponsor. The Board consists of Mark Shifke, Matthew Kummell, Mr. Mintzberg, and Mr. McGee, who also retain the authority granted to them as officers under the limited liability company agreement of the Sponsor.

The Sponsor has an Audit Committee. The Audit Committee has the responsibility for overseeing the financial reporting process of the Trust, including the risks and controls of that process and such other oversight functions as are typically performed by an audit committee of a public company. The Audit Committee consists of Mr. McGee and Hugh Ross, Chief Operating Officer of the Sponsor.

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

Mark Shifke, Chairman of the Board

Mark Shifke, 65, is the Chief Financial Officer of DCG and has served as chairman of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Matthew Kummell, Board Member

Matt Kummell, 48, is Senior Vice President of Strategy & Operations at DCG and has served as a director of the Sponsor since January 2024. In his role at DCG, Mr. Kummell leads the business’s post-investment efforts, including investment operations and value creation with regard to DCG’s portfolio companies. Since December 2023, Mr. Kummell has served as a member of the board of directors of Foundry, a digital asset mining and staking company. Until November 2023, Mr. Kummell served on the board of directors of CoinDesk, Inc., a digital media, events and information services company for the crypto asset and blockchain technology community. Until January 2012, Mr. Kummell served on the board of directors of Derivix Corporation, a financial services software company. Prior to joining DCG, Mr. Kummell was the Head of North America for Citi’s Business Advisory Services team, a strategic consulting practice focused on institutional investor clients in Citi’s Markets division. Mr. Kummell has also held strategic and front-office leadership roles at Citadel, Balyasny Asset Management, and S.A.C. Capital Advisors, the predecessor to Point 72 Asset Management. Previously, Mr. Kummell served as a case team leader at Bain & Company in its Boston headquarters. Mr. Kummell is an Adjunct Professor at the Tuck School of Business at Dartmouth College. He is a graduate of the University of California, Los Angeles (B.A.) and the Tuck School of Business at Dartmouth College (MBA).

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 56, has been the Chief Executive Officer of the Sponsor and has served as a director of the Sponsor since August 2024. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 41, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

Hugh Ross, Chief Operating Officer

Hugh Ross, 57, has been the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A) and New York Law School (J.D.).

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of November 18, 2024.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)	2,358,353	34.49%
Directors & Executive Officers of the Sponsor:(3)
Mark Shifke	*	* %
Matthew Kummell	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Hugh Ross	*	* %
Directors & executive officers of the Sponsor as a group	*	* %

(1)
Includes 2,354,096 Shares held by Digital Currency Group, Inc. and 4,257 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust under this authorization. From July 1, 2022 through November 18, 2024, DCG did not purchase any Shares of the Trust under this authorization.
(3)
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

Item 13. Certain Relationships and Related Transactions and Director Independence

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

Digital Currency Group, Inc.

DCG is (i) the sole member and indirect parent company of the Sponsor, and parent company of Genesis, the Liquidity Provider from October 3, 2022 through September 12, 2023, (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report, (iii) formerly the indirect parent company of the Reference Rate Provider (prior to its sale to an unaffiliated third party on November 20, 2023), and (iv) a minority interest holder in Coinbase, Inc., which operates Coinbase, one of the Digital Asset Trading Platforms included in the Reference Rate, and which is also the parent company of the Custodian, representing less than 1.0% of its equity.

DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Horizen Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork, DCG’s position regarding which fork among a group of incompatible forks of the Horizen Network should be considered the “true” Horizen Network could be adverse to positions that would most benefit the Trust.

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

The Authorized Participant

Prior to October 3, 2022, Genesis, an affiliate of the Trust and the Sponsor, was the only Authorized Participant and was party to a participant agreement with the Sponsor and the Trust. Since October 3, 2022, the only Authorized Participant is Grayscale Securities, an affiliate of the Trust and the Sponsor. As a result of this affiliation, the Sponsor has an incentive to resolve questions between Grayscale Securities, on the one hand, and the Trust and shareholders, on the other hand, in favor of Grayscale Securities (including, but not limited to, questions as to the calculation of the Basket Amount). Lastly, several employees of the Sponsor and DCG are FINRA-registered representatives who maintain their licenses through Grayscale Securities.

Prior to September 12, 2023, Genesis, an affiliate of the Trust and the Sponsor, had been engaged to act as one of the Liquidity Providers. In its capacity as a Liquidity Provider, Genesis engaged in ZEN trading with the Trust’s affiliated entities. For example, when the Sponsor received the Sponsor’s Fee in ZEN, it sold the ZEN through Genesis. For this service, Genesis charged the Sponsor a transaction fee, which was not borne by the Trust. Additionally, the Sponsor’s indirect parent company, DCG, is the sole shareholder and parent company of Genesis, in addition to a customer of Genesis, and may buy or sell ZEN through Genesis from time to time, independent of the Trust. As of September 12, 2023, Genesis no longer serves as a Liquidity Provider.

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

The Reference Rate Provider

DCG was the indirect parent company of the Reference Rate Provider until the Reference Rate Provider was sold by DCG to an unaffiliated third party in November 2023. Prior to its sale by DCG, the Reference Rate Provider was an affiliate of the Sponsor and the Trust and had an incentive to resolve questions regarding, or changes to, the manner in which the Reference Rate was constructed and in which the Reference Rate Price was calculated in a way that favored the Sponsor and the Trust. Effective June 20, 2023, the Reference Rate Price is determined by the Secondary Reference Rate Provider, Coin Metrics, Inc., which is not an affiliate of the Trust. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price when Reference Rate Price is Unavailable.”

Item 14. Principal Accountant Fees and Services

Fees for services performed by Marcum LLP (“Marcum”) for the years ended September 30, 2024 and 2023 were:

	Years Ended September 30,
	2024	2023
Audit fees	$77,700	$68,250
Total	$77,700	$68,250

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

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2024, are made by the Sponsor’s Board of Directors and Audit Committee.

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

4.3

Amendment No. 2 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 10 filed by the Registrant on June 29, 2022).

4.4	Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on March 25, 2024).

4.5	Certificate of Amendment to Certificate of Trust (attached as Exhibit A to Amendment No. 1 to the Amended and Restated Declaration of Trust and Trust Agreement).

4.6

Participant Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC, as an Authorized Participant (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on October 3, 2022).

4.7	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of the Annual Report on Form 10-K filed by the Registrant on November 21, 2022).

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

10.5	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Bitcoin”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network.

“Bitcoin Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as the blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network.

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

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Annual Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“EON 2.0”—A yet-to-be-launched smart contract platform, which will use ZEN as the native digital asset following the EON 2.0 Migration.

“EON 2.0 Migration”—The proposed deprecation of the Horizen Network in favor of the yet-to-be-launched EON 2.0 network.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of NAV.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term ZEN Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of NAV”. For purposes of the Trust Agreement, the term ZEN Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group, Inc.

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

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis. Prior to February 7, 2024, Principal Market NAV was referred to as NAV.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2, and No. 3 thereto, and as the same may be amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar, or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

“ZEN” or “Horizen”—Horizen tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Horizen Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Zcash” or “ZEC”—A type of digital asset based on an open-source cryptographic protocol existing on the Zcash network.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments, LLC as Sponsor of Grayscale Horizen Trust (ZEN)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Matthew Kummell
	Name:	Matthew Kummell
	Title:	Member of the Board of Directors Director*

Date: November 22, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Horizen Trust (ZEN)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Horizen Trust (ZEN) (the “Trust”) as of September 30, 2024, 2023 and 2022, and the related statements of operations and changes in net assets for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2024, 2023 and 2022, and the results of its operations for each of the years in the three-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter - Investment in Horizen

In forming our opinion we have considered the adequacy of the disclosures included in Note 7 to the financial statements concerning among other things the risks and uncertainties related to the Trust’s investment in Horizen and Incidental Rights or IR Virtual Currency that arise as a result of the Trust’s investment in Horizen. The risks and rewards to be recognized by the Trust associated with its investment in Horizen will be dependent on many factors outside of the Trust’s control. The currently immature nature of the Horizen market including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain Horizen continuity, as well as valuation and volume volatility all subject Horizen to unique risks of theft, loss, or other misappropriation as well as valuation uncertainty. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of Horizen. Our opinion is not qualified in respect to this matter.

/s/ Marcum LLP

We have served as the Trust’s auditor since 2019 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, New York
November 22, 2024

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	September 30,
	2024	2023
Assets:
Investment in ZEN, at fair value (cost $11,987 and $12,291 as of September 30, 2024 and 2023, respectively)	$4,767	$4,671
Total assets	$4,767	$4,671
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$4,767	$4,671
Shares issued and outstanding, no par value (unlimited Shares authorized)	6,838,000	6,838,000
Principal market net asset value per Share	$0.70	$0.68

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ZEN and percentages)

September 30, 2024
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	586,285.79535365	$11,987	$4,767	100%
Net assets		$11,987	$4,767	100%

September 30, 2023
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	601,138.55454194	$12,291	$4,671	100%
Net assets		$12,291	$4,671	100%

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended September 30,
	2024	2023	2022
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	140	147	664
Net investment loss	(140)	(147)	(664)
Net realized and unrealized gain (loss) from:
Net realized (loss) gain on investment in ZEN	(164)	(164)	346
Net change in unrealized depreciation on investment in ZEN	400	(3,709)	(34,931)
Net realized and unrealized gain (loss) on investment	236	(3,873)	(34,585)
Net increase (decrease) in net assets resulting from operations	$96	$(4,020)	$(35,249)

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended September 30,
	2024	2023	2022
(Decrease) increase in net assets from operations:
Net investment loss	$(140)	$(147)	$(664)
Net realized (loss) gain on investment in ZEN	(164)	(164)	346
Net change in unrealized depreciation on investment in ZEN	400	(3,709)	(34,931)
Net increase (decrease) in net assets resulting from operations	96	(4,020)	(35,249)
Increase in net assets from capital share transactions:
Shares issued	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-
Total increase (decrease) in net assets from operations and capital share transactions	96	(4,020)	(35,249)
Net assets:
Beginning of year	4,671	8,691	43,940
End of year	$4,767	$4,671	$8,691
Change in Shares outstanding:
Shares outstanding at beginning of year	6,838,000	6,838,000	6,838,000
Shares issued		-	-
Net increase in Shares	-	-	-
Shares outstanding at end of year	6,838,000	6,838,000	6,838,000

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Mini Trust ETF (NYSE Arca: BTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust ETF (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

2. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in ZEN, including receiving ZEN for the creation of Shares and delivering ZEN for the redemption of Shares and for the payment of the Sponsor’s Fee. At this time, the Trust is not accepting redemption requests from shareholders. Since its inception, the Trust has not held cash or cash equivalents.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEN in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEN is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ZEN in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Annual Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets
Investment in ZEN	$4,767	$4,767	$-	$-
September 30, 2023
Assets
Investment in ZEN	$4,671	$4,671	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust adopted this new guidance on October 1, 2024, with no material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of Horizen

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2024, 2023 and 2022, the Trust held 586,285.79535365, 601,138.55454194 and 616,356.97722875 ZEN, respectively.

The Trust determined the fair value per ZEN to be $8.13, $7.77 and $14.10 on September 30, 2024, 2023 and 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2021	615,585.26478971	$42,801
ZEN contributed, net of ZEN receivable, related party	16,375.40469036	1,139
ZEN distributed for Sponsor’s Fee, related party	(15,603.69225132)	(664)
Net change in unrealized depreciation on investment in ZEN	-	(34,931)
Net realized gain on investment in ZEN	-	346
Balance at September 30, 2022	616,356.97722875	$8,691
Receipt of ZEN receivable, related party	-	-
ZEN distributed for Sponsor’s Fee, related party	(15,218.42268681)	(147)
Net change in unrealized depreciation on investment in ZEN	-	(3,709)
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2023	601,138.55454194	$4,671
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(14,852.75918829)	(140)
Net change in unrealized depreciation on investment in ZEN	-	400
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2024	586,285.79535365	$4,767

4. Creations and Redemptions of Shares

At September 30, 2024 and 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The amount of ZEN required for each creation Basket or redemption Basket is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0857 and 0.0879 of one ZEN at September 30, 2024 and 2023, respectively. The decrease in the amount of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the years ended September 30, 2024, 2023 and 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2024 or 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2024: DCG, Grayscale, and Grayscale Securities. As of September 30, 2024 and 2023, 3,372,214 and 3,607,534, Shares of the Trust were held by related parties of the Trust, respectively.

On November 20, 2023, it was announced that CoinDesk Indices, Inc., the Reference Rate Provider, previously an affiliate of the Sponsor and the Trust at the time of this event, was acquired by an unaffiliated third party. This transaction did not have any impact on the Trust, or disrupt the operations of the Trust.

Genesis Global Trading, Inc. filed a certificate of dissolution during the year ended September 30, 2024, and has therefore been removed from the list of related parties.

The Sponsor’s indirect parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2024 and 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended September 30, 2024, 2023 and 2022.

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

For the years ended September 30, 2024, 2023 and 2022, the Trust incurred Sponsor’s Fees of $140,374, $146,899 and $664,009, respectively. As of September 30, 2024 and 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended September 30, 2024, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through September 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly accepted that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of the Trust) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security.

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

8. Quarterly Statements of Operations

Fiscal Year Ended September 30, 2024

	Three Months Ended (unaudited)
(Amounts in thousands)	Dec-31, 2023	Mar-31, 2024	Jun-30, 2024	Sept-30, 2024	Year Ended September 30, 2024
Expenses
Sponsor’s Fee, related party	$37	$38	$33	$32	$140
Net investment loss	$(37)	$(38)	$(33)	$(32)	$(140)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEN	(41)	(37)	(43)	(43)	(164)
Net change in unrealized depreciation on investment in ZEN	867	3,419	(4,805)	919	400
Net realized and unrealized gain (loss) on investment	826	3,382	(4,848)	876	236
Net increase (decrease) in net assets resulting from operations	$789	$3,344	$(4,881)	$844	$96

Fiscal Year Ended September 30, 2023

	Three Months Ended (unaudited)
(Amounts in thousands)	Dec-31, 2022	Mar-31, 2023	Jun-30, 2023	Sept-30, 2023	Year Ended September 30, 2023
Expenses
Sponsor’s Fee, related party	$43	$41	$33	$30	$147
Net investment loss	$(43)	$(41)	$(33)	$(30)	$(147)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in ZEN	(36)	(37)	(44)	(47)	(164)
Net change in unrealized depreciation on investment in ZEN	(2,970)	1,150	(1,120)	(769)	(3,709)
Net realized and unrealized (loss) gain on investment	(3,006)	1,113	(1,164)	(816)	(3,873)
Net (decrease) increase in net assets resulting from operations	$(3,049)	$1,072	$(1,197)	$(846)	$(4,020)

9. Financial Highlights Per Share Performance

	Years Ended September 30,
	2024	2023	2022
Per Share Data:
Principal market net asset value, beginning of year	$0.68	$1.27	$6.43
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.02)	(0.02)	(0.10)
Net realized and unrealized gain (loss)	0.04	(0.57)	(5.06)
Net increase (decrease) in net assets resulting from operations	0.02	(0.59)	(5.16)
Principal market net asset value, end of year	$0.70	$0.68	$1.27
Total return	2.94%	-46.46%	-80.25%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the year and assuming redemption on the last day of the year.

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

11. Subsequent Events

As of the close of business on November 18, 2024, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $9.48 per ZEN.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.