Form 10-Q
period 2024-12-31
Grayscale Horizen Trust (ZEN)
filed 2025-02-10
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-56435

Grayscale Horizen Trust (ZEN)

SPONSORED BY GRAYSCALE OPERATING, LLC AND GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-6217411
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

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

Number of Shares of the registrant outstanding as of February 6, 2025: 10,512,100

Grayscale® Horizen Trust (ZEN)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Horizen Trust (ZEN) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Horizen (“ZEN”) industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2024 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2024	September 30, 2024
Assets:
Investment in ZEN, at fair value (cost $17,476 and $11,987 as of December 31, 2024 and September 30, 2024, respectively)	$25,713	$4,767
Total assets	$25,713	$4,767
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$25,713	$4,767
Shares issued and outstanding, no par value (unlimited Shares authorized)	10,438,700	6,838,000
Principal market net asset value per Share	$2.46	$0.70

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEN and percentages)

December 31, 2024
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	889,400.61619664	$17,476	$25,713	100%
Net assets		$17,476	$25,713	100%

September 30, 2024
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	586,285.79535365	$11,987	$4,767	100%
Net assets		$11,987	$4,767	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,
	2024	2023
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	56	37
Net investment loss	(56)	(37)
Net realized and unrealized gain from:
Net realized loss on investment in ZEN	(24)	(41)
Net change in unrealized appreciation on investment in ZEN	15,457	867
Net realized and unrealized gain on investment	15,433	826
Net increase in net assets resulting from operations	$15,377	$789

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,
	2024	2023
Increase in net assets from operations:
Net investment loss	$(56)	$(37)
Net realized loss on investment in ZEN	(24)	(41)
Net change in unrealized appreciation on investment in ZEN	15,457	867
Net increase in net assets resulting from operations	15,377	789
Increase in net assets from capital share transactions:
Shares issued	5,569	-
Net increase in net assets resulting from capital share transactions	5,569	-
Total increase in net assets from operations and capital share transactions	20,946	789
Net assets:
Beginning of period	4,767	4,671
End of period	$25,713	$5,460
Change in Shares outstanding:
Shares outstanding at beginning of period	6,838,000	6,838,000
Shares issued	3,600,700	-
Net increase in Shares	3,600,700	-
Shares outstanding at end of period	10,438,700	6,838,000

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

Until December 31, 2024, Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acted as the Sponsor of the Trust and was a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). As a result of the Reorganization (as defined herein), on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect wholly owned subsidiaries of DCG, became Co-Sponsors of the Trust. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025, GSIS shall be the sole remaining Sponsor. Please refer to the subsequent events discussed in Note 10 for more information. The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQX: GBAT), Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust ETF (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Dogecoin Trust (DOGE), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust ETF (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Lido DAO Trust (LDO), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Optimism Trust (OP), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers who are unaffiliated with the Trust may be engaged from time to time and at any time.

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

On October 18, 2021, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. The Trust’s trading symbol on OTCQX is “HZEN” and the CUSIP number for its Shares is 38963T101.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2024 and September 30, 2024 and results of operations for the three months ended December 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2024 included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in ZEN	$25,713	$25,713	$-	$-
September 30, 2024
Assets
Investment in ZEN	$4,767	$4,767	$-	$-

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and also applies to public entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Sponsor of the Trust is currently evaluating the impact the ASU will have on its financial statements and related disclosures.

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2024 and September 30, 2024, the Trust held 889,400.61619664 and 586,285.79535365 ZEN, respectively.

The Trust determined the fair value per ZEN to be $28.91 and $8.13 on December 31, 2024 and September 30, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2023	601,138.55454194	$4,671
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(14,852.75918829)	(140)
Net change in unrealized depreciation on investment in ZEN	-	400
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2024	586,285.79535365	$4,767
ZEN contributed	307,060.17886281	5,569
ZEN distributed for Sponsor’s Fee, related party	(3,945.35801982)	(56)
Net change in unrealized appreciation on investment in ZEN	-	15,457
Net realized loss on investment in ZEN	-	(24)
Balance at December 31, 2024	889,400.61619664	$25,713

4. Creations and Redemptions of Shares

At December 31, 2024 and September 30, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The amount of ZEN required for each creation Basket or redemption Basket is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0852 and 0.0857 of one ZEN at December 31, 2024 and September 30, 2024, respectively. The decrease in the amount of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended December 31, 2024 and September 30, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2024 or September 30, 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2024: DCG, Grayscale, and Grayscale Securities. As of December 31, 2024 and September 30, 2024, 3,372,495 and 3,372,214, Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2024 and September 30, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended December 31, 2024 and 2023.

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

For the three months ended December 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $56,467 and $36,528, respectively. As of December 31, 2024 and September 30, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended December 31, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through December 31, 2024, DCG had not purchased any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ZEN. Investing in ZEN is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of ZEN held by the Trust, and fluctuations in the price of ZEN could materially and adversely affect an investment in the Shares of the Trust. The price of ZEN has a limited history. During such history, ZEN prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ZEN, including, but not limited to, global ZEN supply and demand, theft of ZEN from global trading platforms or vaults, competition from other forms of digital assets or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

8. Financial Highlights Per Share Performance

	Three Months Ended December 31,
	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$0.70	$0.68
Net increase in net assets from investment operations:
Net investment loss	(0.01)	(0.01)
Net realized and unrealized gain	1.77	0.13
Net increase in net assets resulting from operations	1.76	0.12
Principal market net asset value, end of period	$2.46	$0.80
Total return	251.43%	17.65%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

10. Subsequent Events

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts, all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

As of the close of business on February 6, 2025, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $11.26 per ZEN.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended September 30, 2024.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended December 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEN and price of ZEN amounts, are in thousands)

	Three Months Ended December 31,
	2024	2023
Net realized and unrealized gain on investment in ZEN	$15,433	$826
Net increase in net assets resulting from operations	$15,377	$789
Net assets(1)	$25,713	$5,460
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEN for the three months ended December 31, 2024 was $15,433, which includes a realized loss of ($24) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEN of $15,457. Net realized and unrealized gain on investment in ZEN for the period was driven by ZEN price appreciation from $8.13 per ZEN as of September 30, 2024, to $28.91 per ZEN as of December 31, 2024. Net increase in net assets resulting from operations was $15,377 for the three months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $56. Net assets increased to $25,713 at December 31, 2024, a 439% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEN price appreciation and the contribution of approximately 307,060 ZEN with a value of $5,569 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 3,945 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEN for the three months ended December 31, 2023 was $826, which includes a realized loss of ($41) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in ZEN of $867. Net realized and unrealized gain on investment in ZEN for the period was driven by ZEN price appreciation from $7.77 per ZEN as of September 30, 2023, to $9.14 per ZEN as of December 31, 2023. Net increase in net assets resulting from operations was $789 for the three months ended December 31, 2023, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $37. Net assets increased to $5,460 at December 31, 2023, a 17% increase for the three-month period. The increase in net assets resulted from the aforementioned ZEN price appreciation, partially offset by the withdrawal of approximately 3,776 ZEN to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,
	2024	2023
	(All ZEN balances are rounded to the nearest whole ZEN)
ZEN:
Opening balance	586,286	601,139
Creations	307,060	-
Sponsor’s Fee, related party	(3,945)	(3,776)
Closing balance	889,401	597,363
Accrued but unpaid Sponsor’s Fee, related party	-	-
Net closing balance	889,401	597,363
Number of Shares:
Opening balance	6,838,000	6,838,000
Creations	3,600,700	-
Closing balance	10,438,700	6,838,000

	As of December 31,
	2024	2023
Price of ZEN on principal market(1)	$28.91	$9.14
Principal Market NAV per Share(2)	$2.46	$0.80
Reference Rate Price (3)	$28.93	$9.13
NAV per Share(3)	$2.46	$0.80

(1)
The Trust performed an assessment of the principal market at December 31, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of December 31, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of ZEN based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Reference Rate Price, as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in the Trust’s Annual Report on Form 10-K for a description of the Reference Rate and Reference Rate Price. Effective June 20, 2023, the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Reference Rate Provider”). See “Item 1. Business—Valuation of ZEN and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share. The Digital Asset Trading Platforms included in the Reference Rate as of December 31, 2024 were Coinbase, Binance, ByBit, Gate.io, and KuCoin. The Digital Asset Trading Platforms included in the Reference Rate as of December 31, 2023 were

Coinbase, Binance, ByBit, Gate.io and OKX. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” and “Item 1. Business—Valuation of ZEN and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

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

As of December 31, 2024, the Trust had a net closing balance with a value of $25,730,360, based on the Reference Rate Price (non-GAAP methodology). As of December 31, 2024, the Trust had a total market value of $25,712,572, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 to December 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Reference Rate Price from January 1, 2020 to December 31, 2024. During such period, the Reference Rate Price has ranged from $4.71 to $152.74, with the straight average being $25.03 through December 31, 2024. As described above, effective June 20, 2023, the Reference Rate Price is the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$7.95	$16.26	11/25/2020	$4.71	3/18/2020	$10.61	$10.61
Twelve months ended December 31, 2021	$73.28	$152.74	5/8/2021	$11.73	1/2/2021	$62.85	$62.85
Twelve months ended December 31, 2022	$24.41	$66.40	1/5/2022	$8.47	12/20/2022	$9.08	$8.89
Twelve months ended December 31, 2023	$9.26	$14.73	2/16/2023	$5.92	6/12/2023	$9.13	$9.60
Twelve months ended December 31, 2024	$10.32	$37.88	12/26/2024	$6.19	6/18/2024	$28.93	$28.93
January 1, 2020 to December 31, 2024	$25.03	$152.74	5/8/2021	$4.71	3/18/2020	$28.93	$28.93

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from January 1, 2020 to December 31, 2024. During such period, the price of ZEN has ranged from $4.69 to $150.44, with the straight average being $24.93 through December 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$7.93	$14.81	11/28/2020	$4.69	3/16/2020	$10.64	$10.64
Twelve months ended December 31, 2021	$72.91	$150.44	5/12/2021	$11.37	1/2/2021	$59.22	$59.22
Twelve months ended December 31, 2022	$24.31	$65.93	1/4/2022	$8.47	12/19/2022	$9.21	$9.04
Twelve months ended December 31, 2023	$9.25	$15.10	2/15/2023	$6.08	6/12/2023	$9.14	$9.61
Twelve months ended December 31, 2024	$10.33	$37.92	12/25/2024	$6.24	6/24/2024	$28.91	$28.91
January 1, 2020 to December 31, 2024	$24.93	$150.44	5/12/2021	$4.69	3/16/2020	$28.91	$28.91

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to December 31, 2024.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to December 31, 2024.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) (%)

Recent Developments

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2024:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2024 - October 31, 2024	-	$-	-	$9.99
November 1, 2024 - November 30, 2024	-	-	-	9.99
December 1, 2024 - December 31, 2024	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through February 6, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

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

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of GSI until December 31, 2024, and GSO thereafter, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Digital Currency Group, Inc

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

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term ZEN Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of NAV” in our Annual Report. For purposes of the Trust Agreement, the term ZEN Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Reorganization”—The internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

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

“Sponsor Contracts”—Certain contracts assigned by GSO pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust to GSIS in connection with the Reorganization.

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

“Trustee”— CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Horizen Trust (ZEN)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: February 10, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.