Form 10-Q
period 2025-03-31
Grayscale Horizen Trust (ZEN)
filed 2025-05-02
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of Shares of the registrant outstanding as of April 28, 2025: 11,425,100

Grayscale® Horizen Trust (ZEN)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Horizen Trust (ZEN) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2024 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Horizen (“ZEN”) industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in our Annual Report and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2025	September 30, 2024
Assets:
Investment in ZEN, at fair value (cost $18,289 and $11,987 as of March 31, 2025 and September 30, 2024, respectively)	$8,408	$4,767
Total assets	$8,408	$4,767
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$8,408	$4,767
Shares issued and outstanding, no par value (unlimited Shares authorized)	11,270,800	6,838,000
Principal Market NAV per Share	$0.75	$0.70

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEN and percentages)

March 31, 2025
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	954,395.76463353	$18,289	$8,408	100%
Total Investment		$18,289	$8,408	100%
Net assets			$8,408	100%

September 30, 2024
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	586,285.79535365	$11,987	$4,767	100%
Total Investment		$11,987	$4,767	100%
Net assets			$4,767	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	90	38	146	75
Net investment loss	(90)	(38)	(146)	(75)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in ZEN	(21)	(37)	(45)	(78)
Net change in unrealized depreciation on investment in ZEN	(18,118)	3,419	(2,661)	4,286
Net realized and unrealized (loss) gain on investment	(18,139)	3,382	(2,706)	4,208
Net (decrease) increase in net assets resulting from operations	$(18,229)	$3,344	$(2,852)	$4,133

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
(Decrease) increase in net assets from operations:
Net investment loss	$(90)	$(38)	$(146)	$(75)
Net realized loss on investment in ZEN	(21)	(37)	(45)	(78)
Net change in unrealized depreciation on investment in ZEN	(18,118)	3,419	(2,661)	4,286
Net (decrease) increase in net assets resulting from operations	(18,229)	3,344	(2,852)	4,133
(Decrease) increase in net assets from capital share transactions:
Shares issued	924	-	6,493	-
Net increase in net assets resulting from capital share transactions	924	-	6,493	-
Total (decrease) increase in net assets from operations and capital share transactions	(17,305)	3,344	3,641	4,133
Net assets:
Beginning of period	25,713	5,460	4,767	4,671
End of period	$8,408	$8,804	$8,408	$8,804
Change in Shares outstanding:
Shares outstanding at beginning of period	10,438,700	6,838,000	6,838,000	6,838,000
Shares issued	832,100	-	4,432,800	-
Net increase in Shares	832,100	-	4,432,800	-
Shares outstanding at end of period	11,270,800	6,838,000	11,270,800	6,838,000

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Horizen Trust (ZEN) (the “Trust”) is a Delaware Statutory Trust that was formed on July 3, 2018 and commenced operations on August 6, 2018. In general, the Trust holds Horizen (“ZEN”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ZEN. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of the ZEN held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”) are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investments products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2025 and September 30, 2024 and results of operations for the three and six months ended March 31, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2024 included in our Annual Report.

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

The Trust conducts its transactions in ZEN, including receiving ZEN for the creation of Shares and delivering ZEN for the redemption of Shares and for the payment of the Sponsor’s Fee. At this time, the Trust is not accepting redemption requests from shareholders. Since its inception, the Trust has not held cash or cash equivalents. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

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

The cost basis of the ZEN received by the Trust in connection with a creation order is recorded by the Trust at the fair value of ZEN at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets
Investment in ZEN	$8,408	$8,408	$-	$-
September 30, 2024
Assets
Investment in ZEN	$4,767	$4,767	$-	$-

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets(“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust adopted this new guidance on October 1, 2024, with no material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes.

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

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2025 and September 30, 2024, the Trust held 954,395.76463353 and 586,285.79535365 ZEN, respectively.

The Trust determined the fair value per ZEN to be $8.81 and $8.13 on March 31, 2025 and September 30, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2023	601,138.55454194	$4,671
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(14,852.75918829)	(140)
Net change in unrealized depreciation on investment in ZEN	-	400
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2024	586,285.79535365	$4,767
ZEN contributed	377,718.64587230	6,493
ZEN distributed for Sponsor’s Fee, related party	(9,608.67659242)	(146)
Net change in unrealized depreciation on investment in ZEN	-	(2,661)
Net realized loss on investment in ZEN	-	(45)
Balance at March 31, 2025	954,395.76463353	$8,408

4. Creations and Redemptions of Shares

At March 31, 2025 and September 30, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The amount of ZEN required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0847 and 0.0857 of one ZEN at March 31, 2025 and September 30, 2024, respectively. The decrease in the amount of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2025 and September 30, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2025 or September 30, 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of March 31, 2025 and September 30, 2024, 3,249,128 and 3,372,214, Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2025 and September 30, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, the Trust incurred Sponsor’s Fees of $88,833 and $38,440, respectively. For the six months ended March 31, 2025 and 2024, the Trust incurred Sponsor’s Fees of $145,300 and $74,968, respectively. As of March 31, 2025 and September 30, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended March 31, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through March 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, ZEN. Investing in ZEN is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the ZEN held by the Trust, and fluctuations in the price of ZEN could materially and adversely affect an investment in the Shares of the Trust. The price of ZEN has a limited history. During such history, ZEN prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of ZEN, including, but not limited to, global ZEN supply and demand, theft of ZEN from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

The Securities and Exchange Commission (the “SEC”), at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. Even though the Trust only holds ZEN, these developments demonstrate the difficulty in applying the federal securities laws to digital assets generally, including ZEN. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$2.46	$0.80	$0.70	$0.68
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.01)	(0.01)	(0.02)	(0.01)
Net realized and unrealized (loss) gain	(1.70)	0.50	0.07	0.62
Net (decrease) increase in net assets resulting from operations	(1.71)	0.49	0.05	0.61
Principal Market NAV, end of period	$0.75	$1.29	$0.75	$1.29
Total return	-69.51%	61.25%	7.14%	89.71%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on April 28, 2025, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $9.46 per ZEN.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ZEN and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ZEN. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of the ZEN held by the Trust, determined by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in ZEN, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEN. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of the ZEN held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to GSIS, a Delaware limited liability company and a wholly owned direct subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

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

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of ZEN by the Trust in connection with Share creations and the delivery of ZEN by the Trust in connection with Share redemptions or for payment of expenses in ZEN. At this time, the Trust is not accepting redemption requests from shareholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in ZEN.

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

The cost basis of the ZEN received by the Trust in connection with a creation order is recorded by the Trust at the fair value of ZEN at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for ZEN in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended March 31, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEN and price of ZEN amounts, are in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net realized and unrealized (loss) gain on investment in ZEN	$(18,139)	$3,382	$(2,706)	$4,208
Net (decrease) increase in net assets resulting from operations	$(18,229)	$3,344	$(2,852)	$4,133
Net assets(1)	$8,408	$8,804	$8,408	$8,804
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in ZEN for the three months ended March 31, 2025 was ($18,139), which includes a realized loss of ($21) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($18,118). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $28.91 per ZEN as of December 31, 2024, to $8.81 per ZEN as of March 31, 2025. Net decrease in net assets resulting from operations was ($18,229) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $90. Net assets decreased to $8,408 at March 31, 2025, a 67% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 5,663 ZEN to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 70,658 ZEN with a value of $924 to the Trust in connection with Share creations during the period.

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

Net realized and unrealized loss on investment in ZEN for the six months ended March 31, 2025 was ($2,706), which includes a realized loss of ($45) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($2,661). While the price of ZEN appreciated from $8.13 per ZEN as of September 30, 2024, to $8.81 per ZEN as of March 31, 2025, the timing of Share creations resulted in a net realized and unrealized loss on investment in ZEN for the period. Net decrease in net assets resulting from operations was ($2,852) for the six months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $146. Net assets increased to $8,408 at March 31, 2025, a 76% increase for the six-month period. The increase in net assets resulted from the aforementioned ZEN price appreciation and the contribution of approximately 377,719 ZEN with a value of $6,493 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 9,609 ZEN to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(All ZEN balances are rounded to the nearest whole ZEN)
ZEN:
Opening balance	889,401	597,362	586,286	601,139
Creations	70,658	-	377,719	-
Sponsor’s Fee, related party	(5,663)	(3,701)	(9,609)	(7,478)
Closing balance	954,396	593,661	954,396	593,661
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	954,396	593,661	954,396	593,661
Number of Shares:
Opening balance	10,438,700	6,838,000	6,838,000	6,838,000
Creations	832,100	-	4,432,800	-
Closing balance	11,270,800	6,838,000	11,270,800	6,838,000

	As of March 31,
	2025	2024
Price of ZEN on principal market(1)	$8.81	$14.83
Principal Market NAV per Share(2)	$0.75	$1.29
Reference Rate Price (3)	$8.80	$14.85
NAV per Share(3)	$0.75	$1.29

(1)
The Trust performed an assessment of the principal market at March 31, 2025 and 2024, and identified the principal market as Coinbase.
(2)
As of March 31, 2025 and 2024, the Principal Market NAV per Share was calculated using the fair value of ZEN based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Reference Rate Price, as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in our Annual Report for a description of the Reference Rate and Reference Rate Price. Effective June 20, 2023, the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Reference Rate Provider”). See “Item 1. Business—Valuation of ZEN and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share. The Digital Asset Trading Platforms included in the Reference Rate as of March 31, 2025 were Coinbase, Binance, ByBit, KuCoin, and MEXC. The Digital Asset Trading Platforms included in the Reference Rate as of March 31, 2024 were Coinbase, Binance, ByBit, Gate.io and Huobi. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” and “Item 1. Business—Valuation of ZEN and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of March 31, 2025, the Trust had a net closing balance with a value of $8,398,683, based on the Reference Rate Price (non-GAAP methodology). As of March 31, 2025, the Trust had a total market value of $8,408,227, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 (the inception of the Trust’s operations) to March 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in our Annual Report.

The following table illustrates the movements in the Reference Rate Price from April 1, 2020 to March 31, 2025. During such period, the Reference Rate Price has ranged from $5.14 to $152.74, with the straight average being $25.36 through March 31, 2025. As described above, effective June 20, 2023, the Reference Rate Price is the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended March 31, 2021	$15.95	$79.29	2/18/2021	$5.14	10/7/2020	$50.71	$50.71
Twelve months ended March 31, 2022	$73.79	$152.74	5/8/2021	$31.18	2/24/2022	$50.63	$50.63
Twelve months ended March 31, 2023	$16.26	$51.29	4/2/2022	$8.43	1/8/2023	$10.67	$10.67
Twelve months ended March 31, 2024	$9.17	$17.46	3/13/2024	$5.92	6/12/2023	$14.85	$13.75
Twelve months ended March 31, 2025	$11.66	$37.88	12/26/2024	$6.19	6/18/2024	$8.80	$8.80
April 1, 2020 to March 31, 2025	$25.36	$152.74	5/8/2021	$5.14	10/7/2020	$8.80	$8.80

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from April 1, 2020 to March 31, 2025. During such period, the price of ZEN has ranged from $5.10 to $150.44, with the straight average being $25.26 through March 31, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2021	$15.92	$80.00	2/18/2021	$5.10	10/7/2020	$50.88	$50.88
Twelve months ended March 31, 2022	$73.38	$150.44	5/12/2021	$32.55	2/27/2022	$48.40	$48.40
Twelve months ended March 31, 2023	$16.19	$51.23	4/1/2022	$8.40	1/7/2023	$11.03	$11.03
Twelve months ended March 31, 2024	$9.17	$17.47	3/13/2024	$6.08	6/12/2023	$14.83	$13.74
Twelve months ended March 31, 2025	$11.67	$37.92	12/25/2024	$6.24	6/24/2024	$8.81	$8.81
April 1, 2020 to March 31, 2025	$25.26	$150.44	5/12/2021	$5.10	10/7/2020	$8.81	$8.81

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to March 31, 2025.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to March 31, 2025.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey’s motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a Notice of Appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. The Sponsor and Grayscale Bitcoin Trust believe that judgment was properly granted in their favor and intend to vigorously defend against any attempts to overturn the judgment.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2025:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2025 - January 31, 2025	-	$-	-	$9.99
February 1, 2025 - February 28, 2025	-	-	-	9.99
March 1, 2025 - March 31, 2025	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through April 28, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

“AML”—Anti-money laundering.

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

“Coinbase”—Coinbase, Inc.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

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

“CUTPA”—The Connecticut Unfair Trade Practices Act.

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

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, the Sponsor of the Trust from and after January 1, 2025 and a wholly owned direct subsidiary of GSO.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG.

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

“KYC”—Know-your-customer.

“Liquidity Provider”—A service provider that facilitates the purchase of ZEN in connection with the creation of Baskets.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merger”—The merger of GSI with and into GSO, with GSO continuing as the surviving company.

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

“Reference Rate”—The CoinDesk Horizen Reference Rate.

“Reference Rate License Agreement”—The license agreement entered into by the Reference Rate Provider and the Sponsor governing the Sponsor’s use of the Reference Rate for calculation of the Reference Rate Price, as amended from time to time.

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

“Reorganization”—The internal corporate reorganization of GSI consummated on January 1, 2025.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSI was the sponsor of the Trust before January 1, 2025, GSO is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be further amended from time to time.

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

Date: May 2, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.