Form 10-Q
period 2025-06-30
Grayscale Horizen Trust (ZEN)
filed 2025-08-01
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-56435

Grayscale Horizen Trust (ZEN)

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

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

Number of Shares of the registrant outstanding as of July 28, 2025: 11,425,100

Grayscale® Horizen Trust (ZEN)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Horizen Trust (ZEN) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2024 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2025	September 30, 2024
Assets:
Investment in ZEN, at fair value (cost $18,282 and $11,987 as of June 30, 2025 and September 30, 2024, respectively)	$7,096	$4,767
Total assets	$7,096	$4,767
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$7,096	$4,767
Shares issued and outstanding, no par value (unlimited Shares authorized)	11,425,100	6,838,000
Principal Market NAV per Share	$0.62	$0.70

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEN and percentages)

June 30, 2025
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	961,450.15412441	$18,282	$7,096	100%
Total Investment		$18,282	$7,096	100%
Net assets			$7,096	100%

September 30, 2024
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	586,285.79535365	$11,987	$4,767	100%
Total Investment		$11,987	$4,767	100%
Net assets			$4,767	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	52	33	198	108
Net investment loss	(52)	(33)	(198)	(108)
Net realized and unrealized loss from:
Net realized loss on investment in ZEN	(61)	(43)	(106)	(121)
Net change in unrealized depreciation on investment in ZEN	(1,305)	(4,805)	(3,966)	(519)
Net realized and unrealized loss on investment	(1,366)	(4,848)	(4,072)	(640)
Net decrease in net assets resulting from operations	$(1,418)	$(4,881)	$(4,270)	$(748)

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Decrease in net assets from operations:
Net investment loss	$(52)	$(33)	$(198)	$(108)
Net realized loss on investment in ZEN	(61)	(43)	(106)	(121)
Net change in unrealized depreciation on investment in ZEN	(1,305)	(4,805)	(3,966)	(519)
Net decrease in net assets resulting from operations	(1,418)	(4,881)	(4,270)	(748)
(Decrease) increase in net assets from capital share transactions:
Shares issued	106	-	6,599	-
Net increase in net assets resulting from capital share transactions	106	-	6,599	-
Total (decrease) increase in net assets from operations and capital share transactions	(1,312)	(4,881)	2,329	(748)
Net assets:
Beginning of period	8,408	8,804	4,767	4,671
End of period	$7,096	$3,923	$7,096	$3,923
Change in Shares outstanding:
Shares outstanding at beginning of period	11,270,800	6,838,000	6,838,000	6,838,000
Shares issued	154,300	-	4,587,100	-
Net increase in Shares	154,300	-	4,587,100	-
Shares outstanding at end of period	11,425,100	6,838,000	11,425,100	6,838,000

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

Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), are each an indirect wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2025 and September 30, 2024 and results of operations for the three and nine months ended June 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2024 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets
Investment in ZEN	$7,096	$7,096	$-	$-
September 30, 2024
Assets
Investment in ZEN	$4,767	$4,767	$-	$-

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

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2025 and September 30, 2024, the Trust held 961,450.15412441 and 586,285.79535365 ZEN, respectively.

The Trust determined the fair value per ZEN to be $7.38 and $8.13 on June 30, 2025 and September 30, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2023	601,138.55454194	$4,671
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(14,852.75918829)	(140)
Net change in unrealized appreciation on investment in ZEN	-	400
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2024	586,285.79535365	$4,767
ZEN contributed	390,780.33096177	6,599
ZEN distributed for Sponsor’s Fee, related party	(15,615.97219101)	(198)
Net change in unrealized depreciation on investment in ZEN	-	(3,966)
Net realized loss on investment in ZEN	-	(106)
Balance at June 30, 2025	961,450.15412441	$7,096

4. Creations and Redemptions of Shares

At June 30, 2025 and September 30, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The amount of ZEN required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0842 and 0.0857 of one ZEN at June 30, 2025 and September 30, 2024, respectively. The decrease in the amount of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended June 30, 2025 and September 30, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2025 or September 30, 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of June 30, 2025 and September 30, 2024, 3,135,386 and 3,372,214 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2025 and September 30, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended June 30, 2025 and 2024.

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

For the three months ended June 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $53,516 and $32,553, respectively. For the nine months ended June 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $198,816 and $107,521, respectively. As of June 30, 2025 and September 30, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended June 30, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through June 30, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

The Securities and Exchange Commission (the “SEC”), at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

To the extent a private key, held by the Custodian, required to access a ZEN address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the ZEN controlled by the private key and the private key will not be capable of being restored by the Horizen Network. The processes by which ZEN transactions are settled are dependent on the ZEN peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of ZEN.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$0.75	$1.29	$0.70	$0.68
Net decrease in net assets from investment operations:
Net investment loss	-	-	(0.02)	(0.02)
Net realized and unrealized loss	(0.13)	(0.72)	(0.06)	(0.09)
Net decrease in net assets resulting from operations	(0.13)	(0.72)	(0.08)	(0.11)
Principal Market NAV, end of period	$0.62	$0.57	$0.62	$0.57
Total return	-17.33%	-55.81%	-11.43%	-16.18%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on July 28, 2025, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $8.54 per ZEN.

On July 18, 2025 (the “Announcement Date”), as a result of the announced migration of all ZEN in the main Horizen blockchain to the Base blockchain (the “Migration”) and the planned discontinuation of all ZEN in the Horizen blockchain by July 23, 2025 (the “Migration Date”), the Sponsor, announced that, from and after the Migration Date, it will consider the ERC-20 ZEN tokens on the Base blockchain (the “ZEN Base Tokens”) to be generally accepted ZEN and, therefore, such ZEN Base Tokens should be thereafter considered “ZEN” for the Trust’s purposes. The Migration follows a favorable vote by the Horizen DAO, a distributed autonomous organization which helps govern the development of the Horizen Network, which was announced in February 2025. As part of the transition to the Base blockchain, there will be a change in the emissions schedule underlying the Horizen protocol, with an increase in circulating supply from approximately 16.0 million ZEN to a projected 17.25 million ZEN Base Tokens and the transfer of 0.75 million and 0.50 million ZEN Base Tokens to the Horizen DAO and the Horizen Foundation, respectively. On the Migration Date, each ZEN token currently owned by the Trust was replaced by a ZEN Base Token, and thereafter the Trust’s assets are comprised solely of ZEN Base Tokens. The Migration occurred on July 23, 2025.

Coinbase continues to act as custodian on behalf of the Trust with respect to the Trust’s ZEN Base Tokens following the Migration.

ZEN Base Tokens are ERC-20 tokens that serve as the digital currency underlying the Horizen Network following the Migration Date, which is built on the Base blockchain, a “Layer-2” scaling network built for the online, end-user-to-end-user network underlying

Ethereum tokens (the “Ethereum Network”). No single entity owns or operates the Horizen Network.

Layer-2 blockchains serve to overcome certain perceived hurdles associated with the Ethereum Network. For example, the Ethereum Network is capable of processing approximately 12 transactions per second, which is commonly referred to as its “throughput.” By comparison, other payment networks, such as Visa’s global payments network, VisaNet, can process more than 65,000 transactions per second. Some believe that the Ethereum Network is not capable of scaling substantially beyond its current limits due to difficulties in maintaining synchronization among its network of thousands of validators that prohibit higher throughput amounts. Layer-2 blockchains attempt to process transactions among a much smaller set of nodes and then periodically sync to the Ethereum Network according to a set of cryptographic rules that allow potentially thousands of the transactions that occur on the Layer-2 blockchain to be represented in a single transaction on the Ethereum Network. This configuration seeks to increase network speeds across associated Layer-2 blockchains while harnessing the security provided by the Ethereum Network’s large, decentralized validator base. Layer-2 blockchains operate like a smaller Ethereum Network in that they can process transactions and facilitate smart contracts, though at a higher throughput, yet attempt to borrow from the Ethereum Network’s security through various synchronization mechanisms.

To achieve these scaling goals, the design of the Base blockchain is centered around “optimistic rollups,” a mechanism by which a smaller set of Layer-2 nodes process users’ transactions and then batches those transactions into a single transaction that “rolls up” to the Ethereum Network. Rather than validating every single transaction like the Ethereum Network, optimistic rollups assume that transactions are valid unless challenged by a validator during a dispute period by submitting a proof of the invalid transactions. If there are no challenges during a dispute period applicable to a batch of transactions, those transactions are finalized to the Ethereum Network and cannot be undone without manipulating the Ethereum Network against protocol rules. Because transactions on many Layer-2 blockchains such as the Base blockchain are submitted as a single transaction on the Ethereum Network, transaction fees associated with Ethereum Network transactions may be allocated among all the Layer-2 blockchain transactions, resulting in much lower cost per transaction than if they were conducted directly on the Ethereum Network.

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

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

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

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS became the sole remaining Sponsor of the Trust.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended June 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, ZEN and price of ZEN amounts, are in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net realized and unrealized loss on investment in ZEN	$(1,366)	$(4,848)	$(4,072)	$(640)
Net decrease in net assets resulting from operations	$(1,418)	$(4,881)	$(4,270)	$(748)
Net assets(1)	$7,096	$3,923	$7,096	$3,923
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in ZEN for the three months ended June 30, 2025 was ($1,366), which includes a realized loss of ($61) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($1,305). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $8.81 per ZEN as of March 31, 2024, to $7.38 per ZEN as of June 30, 2025. Net decrease in net assets resulting from operations was ($1,418) for the three months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $52. Net assets decreased to $7,096 at June 30, 2025, a 16% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 6,007 ZEN to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 13,062 ZEN with a value of $106 to the Trust in connection with Share creations during the period.

Net realized and unrealized loss on investment in ZEN for the three months ended June 30, 2024 was ($4,848), which includes a realized loss of ($43) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($4,805). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $14.83 per ZEN as of March 31, 2023, to $6.65 per ZEN as of June 30, 2024. Net decrease in net assets resulting from operations was ($4,881) for the three months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $33. Net assets decreased to $3,923 at June 30, 2024, a 55% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation, partially offset by the withdrawal of approximately 3,679 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the nine months ended June 30, 2025 was ($4,072), which includes a realized loss of ($106) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($3,966). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $8.13 per ZEN as of September 30, 2024, to $7.38 per ZEN as of June 30, 2025. Net decrease in net assets resulting from operations was ($4,270) for the nine months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $198. Net assets increased to $7,096 at June 30, 2025, a 49% increase for the nine-month period. The increase in net assets resulted from the contribution of approximately 390,780 ZEN with a value of $6,599 to the Trust in connection with Share creations during the period, partially offset by the aforementioned ZEN price depreciation and the withdrawal of approximately 15,616 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the nine months ended June 30, 2024 was ($640), which includes a realized loss of ($121) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($519). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $7.77 per ZEN as of September 30, 2023, to $6.65 per ZEN as of June 30, 2024. Net decrease in net assets resulting from operations was ($748) for the nine months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $108. Net assets decreased to $3,923 at June 30, 2024, a 16% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation, partially offset by the withdrawal of approximately 11,157 ZEN to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(All ZEN balances are rounded to the nearest whole ZEN)
ZEN:
Opening balance	954,396	593,661	586,286	601,139
Creations	13,062	-	390,780	-
Sponsor’s Fee, related party	(6,007)	(3,679)	(15,616)	(11,157)
Closing balance	961,451	589,982	961,450	589,982
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	961,451	589,982	961,450	589,982
Number of Shares:
Opening balance	11,270,800	6,838,000	6,838,000	6,838,000
Creations	154,300	-	4,587,100	-
Closing balance	11,425,100	6,838,000	11,425,100	6,838,000

	As of June 30,
	2025	2024
Price of ZEN on principal market(1)	$7.38	$6.65
Principal Market NAV per Share(2)	$0.62	$0.57
Reference Rate Price (3)	$7.37	$6.65
NAV per Share(3)	$0.62	$0.57

(1)
The Trust performed an assessment of the principal market at June 30, 2025 and 2024, and identified the principal market as Coinbase.
(2)
As of June 30, 2025 and 2024, the Principal Market NAV per Share was calculated using the fair value of ZEN based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Reference Rate Price, as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in our Annual Report for a description of the Reference Rate and Reference Rate Price. Effective June 20, 2023, the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics (the “Secondary Reference Rate Provider”). See “Item 1. Business—Valuation of ZEN and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share. The Digital Asset Trading Platforms included in the Reference Rate (the “Constituent Trading Platforms”) as of June 30, 2025 were Coinbase, Binance, ByBit, KuCoin, Huobi and MEXC. The Digital Asset Trading Platforms included in the Reference Rate as of June 30, 2024 were Coinbase, Binance, ByBit, Gate.io and KuCoin. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” and “Item 1. Business—Valuation of ZEN and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of June 30, 2025, the Trust had a net closing balance with a value of $7,085,888, based on the Reference Rate Price (non-GAAP methodology). As of June 30, 2025, the Trust had a total market value of $7,095,502, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 (the inception of the Trust’s operations) to June 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in our Annual Report.

Movement in the Reference Rate Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$16.00
$14.00
$12.00
$10.00
$8.00
$6.00
$4.00
$2.00
$0.00
Aug-18
Oct-18
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Sep-19
Nov-19
Jan-20
Mar-20
May-20
Jul-20
Sep-20
Nov-20
Jan-21
Mar-21
May-21
Jul-21
Sep-21
Nov-21
Jan-22
Mar-22
May-22
Jul-22
Sep-22
Nov-22
Jan-23
Mar-23
May-23
Jul-23
Sep-23
Nov-23
Jan-24
Mar-24
May-24
Jul-24
Sep-24
Nov-24
Jan-25
Mar-25
May-25
Jun-25
1/10 Reference Rate Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Reference Rate Price from July 1, 2020 to June 30, 2025. During such period, the Reference Rate Price has ranged from $5.14 to $152.74, with the straight average being $25.49 through June 30, 2025. As described above, effective June 20, 2023, the Reference Rate Price is the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$38.52	$152.74	5/8/2021	$5.14	10/7/2020	$66.76	$66.76
Twelve months ended June 30, 2022	$56.30	$123.59	11/25/2021	$13.03	6/30/2022	$13.03	$13.03
Twelve months ended June 30, 2023	$11.79	$21.68	8/12/2022	$5.92	6/12/2023	$9.12	$9.12
Twelve months ended June 30, 2024	$9.22	$17.46	3/13/2024	$6.19	6/18/2024	$6.65	$6.62
Twelve months ended June 30, 2025	$11.67	$37.88	12/26/2024	$6.74	6/22/2025	$7.37	$7.37
July 1, 2020 to June 30, 2025	$25.49	$152.74	5/8/2021	$5.14	10/7/2020	$7.37	$7.37

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from July 1, 2020 to June 30, 2025. During such period, the price of ZEN has ranged from $5.10 to $150.44, with the straight average being $25.40 through June 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2021	$38.29	$150.44	5/12/2021	$5.10	10/7/2020	$64.79	$64.79
Twelve months ended June 30, 2022	$56.05	$127.85	11/24/2021	$12.50	6/18/2022	$12.67	$12.67
Twelve months ended June 30, 2023	$11.77	$21.79	8/11/2022	$6.08	6/12/2023	$9.12	$9.12
Twelve months ended June 30, 2024	$9.22	$17.47	3/13/2024	$6.24	6/24/2024	$6.65	$6.61
Twelve months ended June 30, 2025	$11.68	$37.92	12/25/2024	$6.74	6/22/2025	$7.38	$7.38
July 1, 2020 to June 30, 2025	$25.40	$150.44	5/12/2021	$5.10	10/7/2020	$7.38	$7.38

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to June 30, 2025.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to June 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor or former Co-Sponsor of the Trust until May 3, 2025, as applicable, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust ETF violated the Connecticut Unfair Trade Practices Act (“CUTPA”), and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. On July 31, 2024, the Sponsor filed a motion to strike the amended complaint. On August 30, 2024, Osprey filed an opposition to the Sponsor’s motion to strike the amended complaint. On October 11, 2024, the Court denied the Sponsor’s motion to strike. On November 22, 2024, the Sponsor filed a motion for summary judgment on the grounds that CUTPA does not apply to practices undertaken in connection with the purchase and sale of securities, and the Court granted the Sponsor’s motion for summary judgment on February 7, 2025. On February 10, 2025, Osprey filed a motion for reargument, and the Court denied Osprey’s motion for reargument on March 19, 2025. On March 31, 2025, Osprey filed a notice of appeal of the summary judgment decision and the Court’s denial of the motion for reargument to the Connecticut Appellate Court. On May 12, 2025, Osprey withdrew the action and the appeal.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2025:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2025 - April 30, 2025	-	$-	-	$9.99
May 1, 2025 - May 31, 2025	-	-	-	9.99
June 1, 2025 - June 30, 2025	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through July 28, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

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

“Ether”—Ethereum tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Ethereum Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Ethereum Blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Ethereum Network.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

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

Date: August 1, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.