Form 10-K
period 2025-09-30
Grayscale Horizen Trust (ZEN)
filed 2025-11-25
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on March 31, 2025 as reported by the OTC Markets Group Inc. on that date: $17,487,245

Number of Shares of the registrant outstanding as of November 20, 2025: 11,425,100

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Horizen Trust (ZEN) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor,” as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
the extreme volatility of trading prices that many digital assets, including ZEN, have experienced in recent periods and may continue to experience, which could cause the value of the Shares to be volatile and/or have a material adverse effect on the value of the Shares;
•
the recency of the development of digital assets and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets;
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
•
competition from the emergence or growth of other digital assets could have a negative impact on the price of ZEN and adversely affect the value of the Shares;

•
the Trust’s reliance on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s ZEN and to the operations of the Trust;
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
•
the possibility that an Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to such Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
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

The Trust’s purpose is to hold Horizen (“ZEN”). The Horizen Network was originally launched as an alternative software implementation of the Bitcoin network in 2017 by a group that forked Zclassic, which is a clone of Zcash. Although the Horizen Network began similar to the Bitcoin Network, the Horizen ecosystem has undergone major systemic transformations. In September 2023, the Horizen Network implemented an update that removed many of these privacy preserving features. More recently, in July 2025, the Horizen Network executed a full migration of ZEN and the Horizen protocol from its legacy standalone blockchain to the Base Network, an Ethereum Layer-2 network that provides the underlying consensus and security. The Horizen protocol on Base has been described by ecosystem contributors as “Layer-3” blockchain environment “built for modular privacy and sustainable on-chain utility.” Whereas ZEN previously operated as the transaction fee token on the Horizen Network’s standalone blockchain and as a governance token for the Horizen DAO, after the July 2025 migration to Base, ZEN is now used throughout privacy-focused projects on the Horizen Protocol and in governance.

The Horizen Network is one of a number of projects intended to enhance blockchain technology. One of the Horizen Network’s primary enhancements of blockchain technology was to add additional layers of confidentiality to traditional blockchain infrastructure so that users could engage in transactions and selectively disclose details related to those transactions. ZEN accomplished this level of confidentiality by using novel cryptographic protocols called Zero-Knowledge Succinct Non-Interactive Argument of Knowledge (“zk-SNARKs”) to protect both the amount and the sender and recipient of the transaction. The result was a confidential transaction known as a “shielded” transaction, which was distinct from a public transaction on the Horizen Network, known as an “unshielded” transaction. However, in September 2023, the Horizen protocol implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network no longer supported transactions from unshielded addresses to shielded addresses. More recently, in July 2025, the Horizen ecosystem executed a full migration of the ZEN and the Horizen protocol from its legacy standalone blockchain to the Base Network, an Ethereum Layer-2 network that provides the underlying consensus and security. See “—Overview of the ZEN Industry and Market” for additional information on the Horizen Network’s historical selective privacy-preserving features and recent upgrades.

As of September 30, 2025, the Trust holds approximately 5.5% of the ZEN in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Horizen Network. As a decentralized digital asset network, the Horizen Network consists of several stakeholders, including core developers of ZEN, users, services, businesses, and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of ZEN confers no such rights.

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

Until December 31, 2024, Grayscale Investments, LLC was the sponsor and administrator of the Trust. As a result of the Reorganization (as defined herein) on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect wholly owned subsidiaries of Digital Currency Group, Inc. (“DCG”), became Co-Sponsors of the Trust. On January 3, 2025 GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025 GSIS is the sole remaining Sponsor. Prior to May 3, 2025, all references herein to the “Sponsor” shall be deemed to include both GSIS and GSO as Sponsors unless the context otherwise requires, and on or after May 3, 2025, all references herein to the “Sponsor” shall refer only to GSIS. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

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

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an internet website at www.grayscale.com/funds/grayscale-horizen-trust/, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

In the event the Shares trade at a substantial premium, investors who purchase Shares on OTCQX will pay substantially more for their Shares than investors who purchase Shares in a private placement. The value of the Shares may not reflect the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in a private placement, the lack of an ongoing redemption program, any halting of creations by the Trust, ZEN price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-current trading hours between OTCQX and the global trading platform market for trading ZEN. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

For example, from October 19, 2021 to September 30, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 766%, the average premium was 207%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 54%, and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 19, 2021 and September 30, 2025, has been quoted at a discount on 357 days. As of September 30, 2025, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 21% to the Trust’s NAV per Share. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

Shares purchased in a private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act, including the requisite holding period thereunder, and any other applicable laws have been met. Any attempt to sell the Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “—Description of the Shares—Transfer Restrictions” for more information.

Pursuant to Rule 144, the minimum holding period for Shares purchased in a private placement is six months.

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

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of September 30, 2025, each Share represented approximately 0.0836 ZEN. The logistics of accepting, transferring and safekeeping of ZEN are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Trust and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Sponsor. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Sponsor believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on www.grayscale.com/funds/grayscale-horizen-trust/.
•
Minimal Credit Risk. The Shares represent an interest in actual ZEN owned by the Trust. The Trust’s ZEN are not subject to borrowing arrangements with third parties and are subject to counterparty and minimal credit risk with respect to the Custodian. This contrasts with the other financial products such as CoinShares exchange-traded notes, TeraExchange swaps, futures, and options traded on the Chicago Mercantile Exchange (“CME”) and the Intercontinental Exchange (“ICE”) through which investors gain exposure to digital assets through the use of derivatives that are subject to counterparty and credit risks.
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

The Trust may engage in any lawful activity necessary or desirable in order to facilitate shareholders’ access to Incidental Rights or IR Virtual Currency, provided that such activities do not conflict with the terms of the Trust Agreement. See “—Incidental Rights and IR Virtual Currency” for more information. The Trust will not be actively managed. It will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the market prices of ZEN.

Incidental Rights and IR Virtual Currency

The Trust may from time to time come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of ZEN, generally through the Horizen ecosystem pivoting from its then-current network, an airdrop offered to holders of ZEN or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency in the Digital Asset Market and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of ZEN.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s NAV, the NAV per Share, the Principal Market NAV and the Principal Market NAV per Share.

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

Secondary Market Trading

While the Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of the ZEN held by the Trust, determined by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities, the Shares may trade in the Secondary Market on OTCQX (or on another Secondary Market in the future) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between OTCQX and larger Digital Asset Trading Platforms. While the Shares trade on OTCQX from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Overview of the ZEN Industry and Market

Introduction to the Ethereum Network

ZEN is an ERC-20 compliant token on the Base Network that relies on the Ethereum Network for key functionality such as storage, transfer, and usage. As a result, it is important to understand the characteristics of the Ethereum Network in order to understand how ZEN and the Horizen Network operate.

The peer-to-peer Ethereum Network is a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Ethereum Network; the network’s infrastructure is collectively maintained by a decentralized user base. The Ethereum Network allows people to exchange tokens of value, called Ether. Transactions are recorded on a public ledger known as a blockchain. The Ethereum Network also allows users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than Ether on the Ethereum Network.

Smart Contracts and Development on the Ethereum Network

Smart contracts are programs that run on a blockchain that can execute automatically when certain conditions are met. Smart contracts facilitate the exchange of anything representative of value, such as money, information, property, or voting rights. Using smart contracts, users can send or receive digital assets, create markets, store registries of debts or promises, represent ownership of property or a company, move funds in accordance with conditional instructions and create new digital assets.

Development on the Ethereum Network involves building more complex tools on top of smart contracts, such as decentralized apps (DApps) and organizations that are autonomous, known as decentralized autonomous organizations (DAOs). For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

More recently, the Ethereum Network has been used for decentralized finance (DeFi) or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency.

ERC-20 and ERC-20 Tokens

The Ethereum Network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system. For example, using smart contracts, users can create digital assets other than Ether on the Ethereum Network using a technical standard known as ERC-20. ERC-20 defines a common list of rules for digital assets created on the Ethereum Network to follow, such as the total supply and functionality. The unique combinations of different rules allow developers to create new digital assets and thus new applications on the Ethereum Network. Digital assets created from the ERC-20 standard are known as “ERC-20 tokens.”

Description of the Base blockchain

Layer-2 networks serve to overcome certain perceived hurdles associated with the Ethereum Network. For example, the Ethereum Network is capable of processing approximately 12 transactions per second, which is commonly referred to as its “throughput.” By comparison, other payment networks, such as Visa’s global payments network, VisaNet, can process more than 65,000 transactions per second. Some believe that the Ethereum Network is not capable of scaling substantially beyond its current limits due to difficulties in maintaining synchronization among its network of thousands of validators that prohibit higher throughput amounts. Layer-2 blockchains attempt to process transactions through a much smaller set of nodes and then periodically sync to the Ethereum Network according to a set of cryptographic rules that allow potentially thousands of transactions that occur on the Layer-2 blockchain to be represented in a single transaction on the Ethereum Network. This configuration seeks to increase network speeds across associated Layer-2 blockchains while harnessing the security provided by the Ethereum Network’s large, decentralized validator base. Layer-2 blockchains operate like a smaller Ethereum Network in that they can process transactions and facilitate smart contracts, though at a higher throughput, yet attempt to borrow from the Ethereum Network’s security through various synchronization mechanisms.

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

Introduction to ZEN and the Horizen Network

ZEN is the primary digital asset related to the Horizen protocol, a decentralized protocol designed to facilitate modular privacy and sustainable on-chain utility. No single entity owns or operates the Horizen protocol; rather, it is maintained collectively by a distributed set of participants operating on the Base Network, an Ethereum Layer-2 network that provides the underlying consensus and security. The Horizen protocol operates as a “Layer-3” network, meaning a specialized blockchain environment built on top of an existing Layer-2 network to provide additional functionality or customization. In its current form, Horizen provides infrastructure for privacy-enhanced decentralized applications to run on Base rather than serving as an independent payment network.

The Horizen Network is one of a number of projects intended to enhance blockchain technology. One of the Horizen Network’s original primary enhancements of the blockchain was to add additional layers of confidentiality to traditional blockchain infrastructure so that users could make transactions and selectively disclose details related to those transactions. ZEN accomplished this level of confidentiality by using novel cryptographic zk-SNARKs to protect both the amount and the sender and recipient of the transaction. The result was a confidential transaction known as a “shielded” transaction. However, in September 2023, the Horizen protocol implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network no longer supported transactions from unshielded addresses to shielded addresses. More recently, in July 2025, the Horizen ecosystem executed a full migration of the ZEN and the Horizen protocol from its legacy standalone blockchain its current form on Base (the “2025 Migration”).

The original form of the Horizen Network was launched on May 23, 2017 as “ZenCash” by a team of scientists, cryptographers, engineers and advisers of the Horizen Blockchain Foundation (the “Foundation”), bringing into existence the first ZEN tokens. In this role, the Foundation supports the development of ZEN by, among other things, reviewing and implementing upgrades that become part of the main implementation of ZEN. The Horizen Network was created through a fork of the Zclassic protocol, which in turn was created through a clone of the Zcash blockchain, which in turn was created through a clone of the Bitcoin blockchain, the first and most widely used blockchain. Zcash was the first digital asset protocol to introduce zk-SNARKs. The Zclassic protocol is substantially similar to the Zcash protocol except that it changed key economic and governance parameters, including removing a 20% block reward that is distributed to a group of Zcash founders, investors, employees and advisers as a “founders reward” for the first four years of the Zcash network’s operation. The ZEN blockchain further forked the Zclassic protocol to develop a platform with additional changes to the economic, governance and technical parameters of the network, as described below.

Unlike Zcash and Zclassic, which were originally designed to apply the privacy-preserving features of zk-SNARKs to financial transactions, the creators of Horizen realized that zk-SNARKs had wider applications beyond the privacy-preserving financial transactions, such as privacy-preserving messaging and publishing. The creators of Horizen principally achieved this by expanding beyond a single layer blockchain to utilize two-layer parallel blockchains. As a result, the Horizen Network was comprised of two core blockchain layers: (1) the main Horizen Blockchain, which served as the base layer for a simple Peer-2-Peer (P2P) digital asset protocol and (2) parallel blockchains (each a “Sidechain”), which provided for additional functionality and blockchain application features. In this sense, Horizen was a “blockchain-of-blockchains.”

In the 2025 Migration, the Horizen community re-architected this multi-chain model into a more modular framework built on existing Ethereum infrastructure. Rather than operating its own independent base and Sidechain system, Horizen now functions as a Layer-3 protocol on the Base Network, an Ethereum Layer-2 platform. This new structure preserves the Horizen project’s original goal of enabling privacy-enhanced applications while eliminating the need to maintain a separate consensus network. In this model, Base provides transaction ordering, consensus, and data availability, while the Horizen protocol is intended to be a series of tools that allow developers to build privacy-preserving decentralized applications with selective disclosure features. For example, the Horizen protocol is designed to support applications in implementing or using zero-knowledge proofs to conceal transaction details or user data from the public while still allowing verification for compliance or audit purposes, such as decentralized exchanges that hide trade information or identity systems that prove a user’s eligibility without revealing personal data. The transition effectively replaced Horizen’s native blockchain layers with a single, interoperable protocol layer designed to integrate more directly with the broader Ethereum ecosystem.

ZEN’s monetary base is intended to be fixed at 21 million, the same as the monetary base of Bitcoin and Zcash. Historically, the rate of ZEN creation was similarly programmed to halve every four years. However, the allocation of new ZEN as changed with the 2025 Migration, as described further below. See “—Creation of New ZEN” and “—Market Participants” for more information. This is in contrast to Zcash, where, during the first four years of ZEC’s existence, 80% of newly created ZEC is distributed to miners and 20% is allocated to the founders’ reward, with 10% of the ZEC in existence ultimately being distributed to the founders’ reward, and Zclassic, which eliminated the concept of a founders’ reward such that all newly created ZCL, the native token of the Zclassic protocol, is distributed to miners. Like Zcash, ZEN also implemented a memory-hard proof-of-work algorithm, Equihash, which involves adding a memory-hard problem to be solved in valid blocks, which is intended to result in less centralized hash power.

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

In June 2024, members of the ZEN ecosystem voted to deprecate the Horizen Network in favor of the yet-to-be-launched “EON 2.0” network. In September 2024, members of the ZEN ecosystem voted to approve a proposal to adjust the allocation of newly minted ZEN. Nonetheless, the EON 2.0 network remained conceptual only, with development pivoting towards the current Layer-3 iteration of the Horizen protocol on Base. Following the 2025 Migration, ZEN is intended to serve as enabling holders to join governance, ecosystem participation, and community initiatives within a decentralized autonomous organization under the collective control of ZEN holders (the “Horizen DAO”).

During the 2025 Migration, the Horizen Network holders of ZEN on the original Horizen Network have been able to claim an equal amount of ZEN on Base.

Overview of the Horizen Protocol’s Operations

As an ERC-20 token on Base, the transfer of ZEN occurs on the Base Network, which operates as an Ethereum Layer-2 rollup secured by the Ethereum Network. The Base Network batches and processes user transactions off-chain, then periodically posts cryptographic commitments of those transactions—known as rollups—to the Ethereum blockchain for final settlement and security. In order to own, transfer or use ZEN directly on the Base Network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Base Network. ZEN transactions may be made directly between end-users without the need for a centralized intermediary, and transaction fees are paid in Ether, the native token of the Base and Ethereum networks. This rollup process allows Base to confirm and record transactions efficiently while relying on Ethereum’s consensus mechanism to prevent double-spending and to ensure the integrity of the Base ledger. As a result, all ZEN transactions conducted on Base are ultimately secured and finalized on the Ethereum blockchain, which is publicly accessible and transparent.

Brief Description of ZEN Transfers

After the 2025 migration, ZEN is issued as an ERC-20 token on the Base Network. Prior to engaging in ZEN transactions directly on the Base Network, a user generally must first install on its computer or mobile device a software program that will allow the user to generate a private and public key pair associated with an Ethereum-compatible address that supports the Base Network. The Base Network software program and the Ethereum-compatible address also enable the user to connect to the Horizen Network and to transfer ZEN to, and receive ZEN from, other users.

Each Ethereum-compatible address, or wallet, is associated with a unique “public key” and “private key” pair. To receive ZEN, the ZEN recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the ZEN. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the ZEN contained in the associated address. Likewise, ZEN is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending ZEN, a user’s Base Network software program must validate the transaction with the associated private key. In addition, there is a transaction fee involved with the transfer that is paid by the payor denominated in Ether. The resulting digitally validated transaction is sent by the user’s Base Network software program to the Base Network operators to allow transaction confirmation.

The Base Network must spend Ether on the Ethereum Network to record and confirm batches of transactions when Ethereum validators validate and add blocks of information to the Ethereum blockchain. The Ethereum Network utilizes a “proof-of-stake” consensus mechanism, whereby validators compete to be randomly selected to validate transactions. When a validator is selected to validate a block, it creates that block, which includes data relating to (i) the verification of newly submitted and accepted transactions; and (ii) a reference to the prior block in the blockchain to which the new block is being added.

While a transaction recorded on the Base Network is considered canonical for most purposes, the ZEN transaction is not complete until the Base Network sequencer’s transactions are reflected in a block on the Ethereum blockchain. The Base Network software program of both the spending party and the receiving party will show confirmation of the transaction on the Base Network and reflect an adjustment to the ZEN balance in each party’s Base Network public key. Once a transaction is reflected on the Ethereum Blockchain, it is considered irreversible.

Some ZEN transactions are conducted “off-blockchain” and are therefore not recorded on the Base Network or the Ethereum blockchain. Some “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding ZEN or the reallocation of ownership of certain ZEN in a pooled-ownership digital wallet, such as a digital wallet owned by a Digital Asset Trading Platform. In contrast to on-blockchain transactions, which are publicly recorded on the Base Network and reflected on the Ethereum blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly ZEN transactions in that they do not involve the transfer of transaction data on the Base Network and do not reflect a movement of ZEN between addresses recorded on the Base Network. For these reasons, off-blockchain transactions are subject to risks as any such transfer of ZEN ownership is not protected by the protocol behind the Base Network or recorded in, and validated through, the blockchain mechanism.

ZEN Token Supply

The initial creation of ZEN as part of the first Horizen Network block, or genesis block, was conducted on May 23, 2017. The Horizen Network was originally structured to allow a maximum of 21 million ZEN to be created, and the current ERC-20 framework maintains this limit. Historically, additional ZEN were created through a mining process similar to Bitcoin, with the issuance rate decreasing by half every four years. However, at the 2025 Migration, the circulating supply increased to approximately 17.25 million ZEN. According to the relevant proposals passed by the Horizen community, 25% of the remaining unissued tokens were released at the 2025 Migration and the remaining 75% are intended to vest linearly over a 48-month period. The model replaces the legacy block-reward halving schedule with a gradual emissions framework, and future allocations are subject to governance decisions via the Horizen DAO.

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

For example, in June 2018, an upgrade was implemented to the Horizen Network to make it more computationally and economically expensive to privately mine blocks and later introduce those blocks to the valid Horizen Blockchain. The purpose of this upgrade was to significantly increase the difficulty of 51% attacks through delayed block submissions. In another example, in September 2023, an upgrade was implemented on the Horizen Network to remove the ability to transfer ZEN from unshielded to shielded addresses. As an effect, ZEN could be transferred out of shielded addresses, but could not be transferred into them, with the intention of reducing the amount of ZEN that could be transacted with privacy-preserving features over time. The purpose of this upgrade was to deprecate privacy shields and cause Horizen to no longer be considered a “privacy coin.” More recently, in July 2025, the Horizen ecosystem executed a full migration of the ZEN and the Horizen protocol from its legacy standalone blockchain its current form on Base (the “2025 Migration”).

Since the 2025 Migration, the Horizen protocol now operates as a Layer-3 network built on the Base blockchain. Updates or modifications to the Horizen protocol no longer depend on miner adoption or proof-of-work consensus, as the legacy Horizen blockchain has been discontinued. Instead, proposed updates are introduced through on-chain governance mechanisms administered by the Horizen DAO or through new smart-contract deployments on the Base Network.

Adoption of proposed protocol updates is determined by the outcome of governance votes through the Horizen DAO and, in certain cases, by whether developers and users elect to interact with updated smart contracts. Via the Horizen DAO, ZEN holders may submit or vote on proposals. In some cases, not all participants may adopt a given upgrade, and if different groups of participants deploy or interact with incompatible smart-contract versions, this could lead to a divergence or “fork” in the Horizen protocol, resulting in separate token or application states on Base. See “Item 1A. Risk Factors—Risk Factors Related to Digital Assets—A temporary or permanent ‘fork’ or ‘clone’ could adversely affect the value of the Shares.”

Forms of Attack Against the Horizen Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Horizen Network contains certain flaws. For example, because the current Horizen protocol operates through smart contracts deployed on Base and Ethereum, its security now depends on the integrity of (i) the Base sequencer operated by Coinbase, (ii) the Ethereum network and its validator set, and (iii) the correctness of the Horizen protocol’s own smart-contract code. Vulnerabilities or exploits in any of these components—such as coding errors, oracle manipulation, denial-of-service attacks, or faults in Base’s rollup infrastructure—could result in loss of funds, network downtime, or other adverse effects on the functionality or perceived reliability of the Horizen protocol and the value of ZEN. In addition, the Base Network relies on a series of smart contracts deployed on the Ethereum blockchain that govern deposits, withdrawals, and rollup validation. Defects, exploits, or unauthorized modifications in those contracts could affect Base’s ability to process transactions or finalize state commitments, which in turn could disrupt Horizen’s operations or the ability of users to transfer ZEN.

Following the 2025 migration, the Horizen Network no longer operates its own proof-of-work blockchain; instead, it functions as a Layer-3 protocol built on the Base Network, an Ethereum Layer-2 rollup that provides transaction ordering, consensus, and security derived from the Ethereum network. Accordingly, the types of network attacks that historically affected the legacy Horizen blockchain, such as “51% attacks” on mining hash power, where, if a mining pool were to gain control of more than 50% of the hash rate for the network, a malicious actor would have been able to gain full control of the network and the ability to manipulate the Horizen Blockchain. For example, in June 2018, the Horizen Network was the target of a double-spend attack by an unknown actor that gained more than 50% of the processing power of the Horizen Network. The attack was the result of delayed submission of blocks to the Horizen Network. Nonetheless, 51% attacks are no longer applicable to ZEN in its current form.

Market Participants

Developer Sector

This sector includes individuals and entities that design, build, and maintain applications, tools, and infrastructure that utilize the Horizen protocol. Developers in the Horizen ecosystem may contribute to the maintenance and enhancement of the Horizen protocol’s smart-contract codebase, the creation of privacy-enabled decentralized applications, or the integration of the Horizen Network’s features into broader Ethereum-based environments. Development activity within the Horizen ecosystem is decentralized and open-source in nature, and there is no single entity responsible for coordinating or directing such efforts. As the Horizen ecosystem expands, it is anticipated that the number of third-party developers contributing to Horizen-related applications will increase, broadening the diversity of tools and use cases available to users.

Governance and Community Sector

This sector includes participants involved in the governance and collective decision-making processes of the Horizen ecosystem through the Horizen DAO. Governance participants are typically ZEN holders who propose or vote on matters concerning the Horizen protocol, including funding initiatives, protocol upgrades, and community grants. Participation in the Horizen DAO is voluntary and conducted through on-chain voting mechanisms and community forums. The extent of governance participation may vary depending on token distribution, voter engagement, and the perceived importance of specific proposals.

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

Retail Sector

The retail sector includes users transacting in direct peer-to-peer ZEN transactions through the direct sending of ZEN over the Base Network. While the use of Bitcoin to purchase goods and services from commercial or service businesses is developing, ZEN has not yet been accepted in the same manner due to its infancy and because ZEN has a different purpose than Bitcoin.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, and storing of ZEN. For example, Coinbase, Binance, Bybit, Aerodrome, and KuCoin are some of the largest Digital Asset Trading Platforms by volume traded. Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store ZEN for users. As the Horizen Network continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for the Horizen Network.

Competition

Thousands of digital assets have been developed since the inception of Bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ZEN has enjoyed some success in its limited history, the aggregate value of outstanding ZEN is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In particular, zkSync Era, Scroll, Polygon zkEVM are zero-knowledge EVM protocols that are direct competitors to the Horizen Network. Usage by any other digital asset network of these features could cause them to gain greater or more rapid acceptance than the Horizen Network.

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

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, ZEN is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar (“USD”) or euro, or stablecoins such as U.S. Dollar Coin (“USDC”). Over-the-counter dealers or market makers do not typically disclose their trade data.

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

As of September 30, 2025, the Digital Asset Trading Platforms included in the Reference Rate and used to determine the Reference Rate Price are Coinbase, Binance, Bybit, Huobi, MEXC and KuCoin.

Currently, there are several Digital Asset Trading Platforms operating worldwide and online Digital Asset Trading Platforms represent a substantial percentage of ZEN buying and selling activity and provide the most data with respect to prevailing valuations of ZEN. These trading platforms include established trading platforms such as trading platforms included in the Secondary Reference Rate which provide a number of options for buying and selling ZEN. The below tables reflect the trading volume in ZEN and market share of the ZEN-U.S. dollar, ZEN-Bitcoin, and ZEN-USDT trading pairs of each of the Digital Asset Trading Platforms included in the Secondary Reference Rate Price as of September 30, 2025 (collectively, “Constituent Trading Platforms”), using data since the inception of the Trust:

Digital Asset Trading Platforms included in the Secondary Reference Rate as of September 30, 2025	Volume (ZEN)(1)	Market Share(2)
Coinbase	38,879,663	67.12%
Total ZEN-U.S. Dollar trading pair	38,879,663	67.12%

Digital Asset Trading Platforms included in the Secondary Reference Rate as of September 30, 2025	Volume (ZEN)(1)	Market Share(3)
Binance	73,523,519	89.60%
Total ZEN-Bitcoin trading pair	73,523,519	89.60%

Digital Asset Trading Platforms included in the Secondary Reference Rate as of September 30, 2025	Volume (ZEN)(1)	Market Share(4)
Binance	564,180,538	70.20%
MEXC	73,856,250	9.20%
Huobi	59,099,894	7.35%
Bybit	53,169,916	6.62%
KuCoin	15,335,602	1.90%
Total ZEN-USDT trading pair	765,642,200	95.27%

(1)
On June 16, 2023, the Reference Rate Provider removed Binance.US (ZEN/USD) from the Reference Rate due to Binance.US’s announcement that the trading platform is suspending USD deposits and withdrawals and plans to delist its USD trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection.” If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

(2)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Trading Platforms, including Coinbase, as well as certain other large USD denominated Digital Asset Trading Platforms that were not included in the Reference Rate as of September 30, 2025, including Binance.US and Bittrex.
(3)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Trading Platforms, including Binance, as well as certain other large Bitcoin denominated Digital Asset Trading Platforms that were not included in the Reference Rate as of September 30, 2025, including Bittrex.
(4)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Trading Platforms, including Binance, MEXC, Huobi, Bybit, and KuCoin, as well as certain other large USDT denominated Digital Asset Trading Platforms that were not included in the Reference Rate as of September 30, 2025, including Gate.io and OKX.

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Reference Rate varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the constituent Digital Asset Trading Platforms of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended September 30, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Reference Rate and Reference Rate Price was 22.38% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 4.93%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Reference Rate and Reference Rate Price was 0.01%. All Digital Asset Trading Platforms that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN.

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
•
Publicly available language and policies addressing legal and regulatory compliance, including KYC (Know Your Customer), AML (Anti-Money Laundering) and other policies designed to comply with relevant regulations that might apply to it; and
•
Offer programmatic spot trading of the trading pair, and reliably publish trade prices and volumes on a real-time basis through Rest and Websocket APIs.

All trading platforms that meet these Inclusion Criteria will be assigned to one trading platform Category as defined by the additional criteria below:

•
Category 1
o
Licensed and/or able to serve investors, retail or professional, in the United States; and
o
Maintain sufficient USD or USDC liquidity relative to the size of the listed assets.
•
Category 2
o
Licensed (including in-principal licensure) and/or able to serve investors, retail or professional, in one or more of the following jurisdictions:
o
United Kingdom
o
European Union
•
In the event a trading platform is only licensed or able to serve investors in select European Union countries and none of the other listed jurisdictions, the Reference Rate Provider reserves the right to evaluate its eligibility on a case by case basis.
o
Hong Kong
o
Singapore; and
•
Maintain sufficient USD or USDC liquidity relative to the size of the listed assets.

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
2.
Reference Rate Price = The price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Reference Rate Provider”). The Secondary Reference Rate Price is calculated by applying weighted-median techniques to such trade data where half the weight is derived from the trading volume on each constituent market and half is derived from inverse price variance, where a constituent market with high price variance as a result of outliers or market anomalies compared to other constituent markets is assigned a smaller weight. The Secondary Reference Rate Provider and the Sponsor have entered into the master services agreement, dated as of August 4, 2020, and order forms thereunder, pursuant to which the Sponsor may obtain and use the Secondary Reference Rate and the Secondary Reference Rate Price from the Secondary Reference Rate Provider. If the Secondary Reference Rate becomes unavailable, or if the Sponsor determines in good faith that the Secondary Reference Rate does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Secondary Reference Rate Provider to obtain the Secondary Reference Rate Price directly from the Secondary Reference Rate Provider. If after such contact the Secondary Reference Rate remains unavailable or the Sponsor continues to believe in good faith that the Secondary Reference Rate does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Reference Rate Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
3.
Reference Rate Price = The price set by the Trust’s principal market (the “Tertiary Pricing Option”) as of 4:00 p.m., New York time, on the valuation date. The Tertiary Pricing Option is a spot price derived from the principal market’s public data feed that is believed to be consistently publishing pricing information as of 4:00 p.m., New York time, and is provided to the Sponsor via an application programming interface. If the Tertiary Pricing Option becomes unavailable, or if the Sponsor determines in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Tertiary Pricing Provider to obtain the Tertiary Pricing Option directly from the Tertiary Pricing Provider. If after such contact the Tertiary Pricing Option remains unavailable or the Sponsor continues to believe in good faith that the Tertiary Pricing Option does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Reference Rate Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
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

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the Treasury Department Office of Foreign Assets Control (“OFAC”), SEC, CFTC, the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC enforcement actions, criminal investigations, and other regulatory activity across the digital asset ecosystem.

There have been several bills introduced in, and in the case of the GENIUS Act passed by, Congress that propose to establish additional regulation and oversight of the digital asset markets. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by us specifically. In addition, on January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The executive order established an interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this executive order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administration's “pro-innovation mindset toward digital assets and blockchain technologies.”

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (the “Binance Complaint”) and Coinbase, Inc. (the “Coinbase Complaint”), and in November 2023, the SEC brought charges against Kraken (the “Kraken Complaint”), alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

In August 2021, the former chair of the SEC stated that he believed investors using Digital Asset Trading Platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The former chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The former chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. The SEC under the current administration, however, is taking a different approach to digital assets.

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Certain of these bills passed out of relevant committees and were passed in the House of Representatives in the last Congress, though not the Senate. Some of these bills have since been reintroduced with changes, and continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. For example, in July 2025, the GENIUS Act was signed into law and the House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) in an effort to pass laws relating to digital asset market structure. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, validating activity or the operation of the Stellar Network or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares,” “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Changes in SEC policy could adversely impact the value of the Shares.”

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
•
The Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA was formally approved by the European Union’s member states in 2023. Certain parts of MiCA became effective as of June 2024 and the remainder applied as of December 2024.

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

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust’s ZEN are held by the Custodian on behalf of the Trust. The Trust’s ZEN will be transferred out of the Digital Asset Account only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses, (ii) sold on an as-needed basis to pay Additional Trust Expenses or (iii) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEN by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. The number of outstanding Shares is expected to increase from time to time as a result of the creation of Baskets. The creation of Baskets will require the delivery to the Trust of the amount of ZEN represented by the Baskets being created. The creation of a Basket will be made only in exchange for the delivery to the Trust of the amount of whole and fractional ZEN represented by each Basket being created, the amount of which is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on the relevant trade date, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place) by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

Each Share represented approximately 0.0836 ZEN as of September 30, 2025. Each Share in the initial Baskets represented approximately 0.1000 ZEN. The amount of ZEN required to create a Basket is expected to continue to gradually decrease over time due to the transfer or sale of the Trust’s ZEN to pay the Sponsor’s Fee and any Additional Trust Expenses. The Trust will not accept or distribute cash in exchange for Baskets other than upon its dissolution. Authorized Participants may sell to other investors the Shares they purchase from the Trust only in transactions exempt from registration under the Securities Act. For a discussion of risks relating to the unavailability of a redemption program, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares— Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, www.grayscale.com/funds/grayscale-horizen-trust/, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of ZEN and Determination of NAV.”

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

ZEN pricing information is available on a 24-hour basis from various financial information service providers or Horizen Network information sites such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of September 30, 2025, the Constituent Digital Asset Trading Platforms of the Reference Rate Price were Coinbase, Binance, Bybit, Huobi, MEXC and KuCoin. The Reference Rate Provider may remove or add Digital Asset Trading Platforms to the Reference Rate in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

Until December 31, 2024, the Trust’s Sponsor was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the sole equity holder of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole equity holder of the Sponsor.

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

Distribution and Marketing Agreement

Effective October 3, 2022, the Sponsor has entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities, LLC, a Delaware limited liability company, (“Grayscale Securities”), an affiliate of the Sponsor and an affiliate and related party of the Trust, to assist the Sponsor in distributing the Shares, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust.

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

Reference Rate License Agreement

The Sponsor has entered into the Reference Rate License Agreement with CoinDesk Indices, Inc., the Reference Rate Provider, governing the Sponsor’s use of the Reference Rate for calculation of the Reference Rate Price. The Reference Rate Provider may adjust the calculation methodology for the Reference Rate without notice to, or consent of, the Trust or its shareholders. Under the Reference Rate License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Reference Rate Provider in consideration of its license to the Sponsor of Reference Rate-related intellectual property. The initial term of the Reference Rate License Agreement was February 1, 2022 through the later of February 29, 2024 and the latest date set forth on any order form executed under the Reference Rate License Agreement. On June 20, 2023, the Sponsor and the Reference Rate Provider, entered into an amendment to the Reference Rate License Agreement to extend the initial term of the Reference Rate License Agreement from February 29, 2024, to February 28, 2025. On February 5, 2025, the Sponsor and the Reference Rate Provider, entered into an amendment to the Reference Rate License Agreement to extend the term of the Reference Rate License Agreement from February 28, 2025, to February 29, 2028. Thereafter, the Reference Rate License Agreement will automatically renew on an annual basis, unless a notice of non-renewal is provided. The Reference Rate License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Reference Rate License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Reference Rate License Agreement.

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

The Transfer Agent holds the Shares primarily in book-entry form. The Sponsor directs the Transfer Agent to credit the number of Creation Baskets to the investor on behalf of which an Authorized Participant submitted a creation order. The Transfer Agent will issue Creation Baskets. The Transfer Agent will also assist with the preparation of shareholders’ accounts and tax statements.

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

In its capacity as distributor and marketer, Grayscale Securities assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, www.grayscale.com/funds/grayscale-horizen-trust/; and executing the marketing plan for the Trust. Grayscale Securities is an affiliate of the Sponsor.

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

Voting and Approvals

The shareholders take no part in the management or control of the Trust. Under the Trust Agreement, shareholders have limited voting rights. For example, in the event that the Sponsor withdraws, a majority of the shareholders may elect and appoint a successor sponsor to carry out the affairs of the Trust. In addition, no amendments to the Trust Agreement that materially adversely affect the interests of shareholders may be made without the vote of at least a majority (over 50%) of the then-outstanding Shares (not including any Shares held by the Sponsor or its affiliates). A shareholder will be deemed to have consented to a modification or amendment of the Trust Agreement if the Sponsor has notified the shareholders in writing of the proposed modification or amendment and the shareholder has not, within 20 calendar days of such notice, notified the Sponsor in writing that the shareholder objects to such modification or amendment. Additionally, subject to certain limitations, the Sponsor may make any other amendments to the Trust Agreement which do not materially adversely affect the interests of the shareholders in its sole discretion without shareholder consent.

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

Appointment of Agent

Pursuant to the terms of the Trust Agreement, by holding the Shares, shareholders will be deemed to agree that the Sponsor may cause the Trust to appoint an agent (any person appointed in such capacity, an “Agent”) to act on their behalf in connection with any distribution of Incidental Rights and/or IR Virtual Currency if the Sponsor has determined in good faith that such appointment is reasonably necessary or in the best interests of the Trust and the shareholders in order to facilitate the distribution of any Incidental Rights and/or IR Virtual Currency. The Sponsor may cause the Trust to appoint Grayscale Investments Sponsors, LLC (acting other than in its capacity as Sponsor) or any of its affiliates to act in such capacity.

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

The Sponsor currently expects to cause the Trust to appoint Grayscale Investments Sponsors, LLC, acting other than in its capacity as Sponsor, as Agent to facilitate any distribution of Incidental Rights and/or IR Virtual Currency to shareholders. The Trust has no right to receive any information about any distributed Incidental Rights and/or IR Virtual Currency or the disposition thereof from the record date shareholders, their Agent or any other person.

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of September 30, 2025, each Share represented approximately 0.0836 ZEN. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the amount of ZEN represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

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

Transfer Restrictions

Shares purchased in a private placement are restricted securities that may not be resold except in transactions exempt from registration under the Securities Act and state securities laws and any such transaction must be approved by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio.

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

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the amount of whole and fractional ZEN represented by each Basket being created, which is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The amount of ZEN represented by a Share will gradually decrease over time as the Trust’s ZEN is used to pay the Trust’s expenses. As of September 30, 2025, each Share represented approximately 0.0836 ZEN. Information regarding the amount of ZEN represented by each Share is posted to the Trust’s website daily at www.grayscale.com/funds/grayscale-horizen-trust/.

Authorized Participants are the only persons that may place orders to create Baskets. Each Authorized Participant must (i) be a registered broker-dealer, (ii) enter into a Participant Agreement with the Sponsor and (iii) own a ZEN wallet address that is known to the Custodian as belonging to the Authorized Participant, or a Liquidity Provider. An Authorized Participant may act for its own account or as agent for investors who have entered into a subscription agreement with the Authorized Participant (each such investor, an “Investor”). An Investor that enters into a subscription agreement with an Authorized Participant subscribes for Shares by submitting a purchase order and paying a subscription amount, either in U.S. dollars or in ZEN, to the Authorized Participant.

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

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation of Baskets, but there may be transaction fees associated with the validation of the transfer of ZEN on the Base Network. Authorized Participants or Liquidity Providers who deposit ZEN with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

In the event of a hard fork of the Horizen Network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Horizen Network, is generally accepted as the network for ZEN and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including (but not limited to) the following: (i) the Sponsor’s beliefs regarding expectations of the core developers of ZEN, users, services, businesses, and other constituencies and (ii) the actual continued acceptance of and community engagement with, the Horizen Network.

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

Disposition of ZEN, Incidental Rights and/or IR Virtual Currency

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Digital Asset Account the amount of ZEN, Incidental Rights and/or IR Virtual Currency, determined as described above in “—Expenses; Sales of ZEN,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such ZEN, Incidental Rights and/or IR Virtual Currency to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Digital Asset Account ZEN, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such ZEN, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such ZEN, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in ZEN. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of ZEN, Incidental Rights and/or IR Virtual Currency. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of ZEN, Incidental Rights and/or IR Virtual Currency to pay the Trust’s expenses will be a taxable event for shareholders. See “Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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

The quantity of ZEN, Incidental Rights or IR Virtual Currency to be delivered to the Sponsor or other relevant payee in payment of the Sponsor’s Fee or any Additional Trust Expenses, or sold to permit payment of Additional Trust Expenses, will vary from time to time depending on the level of the Trust’s expenses and the value of ZEN, Incidental Rights or IR Virtual Currency held by the Trust. See “—Expenses; Sales of ZEN.” Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEN, Incidental Rights and IR Virtual Currency by the Trust for the payment of expenses will be a taxable event to shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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

Discretion of the Reference Rate Provider

The Reference Rate Provider has sole discretion over the determination of the Reference Rate Price and may change the methodologies for determining the Reference Rate Price from time to time.

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

The Sponsor may, in its sole discretion, dissolve the Trust if any of the following events occur:

•
the SEC determines that the Trust is an investment company required to be registered under the Investment Company Act;
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

If the Trust is forced to liquidate, the Trust will be liquidated under the Sponsor’s direction. The Sponsor, on behalf of the Trust, will engage directly with Digital Asset Markets to liquidate the Trust’s ZEN as promptly as possible while obtaining the best fair value possible. The proceeds therefrom will be applied and distributed in the following order of priority: (a) to the expenses of liquidation and termination and to creditors, including shareholders who are creditors, to the extent otherwise permitted by law, in satisfaction of liabilities of the Trust other than liabilities for distributions to shareholders and (b) to the holders of Shares pro rata in accordance with the respective percentages of Shares that they hold. It is expected that the Sponsor would be subject to the same regulatory requirements as the Trust, and therefore, the markets available to the Sponsor will be the same markets available to the Trust.

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

The Custodian Agreement states that the Custodian serves as a fiduciary and custodian on the Trust’s behalf, and the ZEN in the Digital Asset Account are considered fiduciary assets that remain the Trust’s property at all times and are not treated as general assets of the Custodian. Under the Custodian Agreement, the Custodian represents and warrants that it has no right, interest, or title in the ZEN held in the Digital Asset Account, and agrees that it will not, directly or indirectly, lend, pledge, hypothecate or rehypothecate such digital assets. The Custodian does not reflect such digital assets as an asset on the balance sheet of the Custodian, but does reflect the obligation to safeguard such digital assets with a corresponding asset measured at fair value for such obligation. The Custodian Agreement also contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”). The Custodian’s parent, Coinbase Global Inc., has stated in its public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate, although due to the novelty of digital assets courts have not yet considered this type of treatment for custodied digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares— The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s ZEN and to the operations of the Trust.”

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

Security of the Account

The Custodian securely stores all digital asset private keys held by the Custodian in offline storage. Under the Custodian Agreement, the Custodian must use best efforts to keep private and public keys secure, and may not disclose such private keys to the Sponsor, Trust or any other individual or entity.

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

Once each calendar year, the Trust and the Sponsor will be entitled to request that the Custodian provide a copy of its most recent SOC 1 and SOC 2 reports, which are required to be dated within one year prior to such request. The Custodian reserves the right to combine the SOC 1 and SOC 2 reports into a comprehensive report. In the event that the Custodian does not deliver a SOC 1 Report or SOC 2 Report, as applicable, the Sponsor and the Trust will be entitled to terminate the Agreement. In addition to the review of the SOC 1 and SOC 2 reports, the Trust may also request letters of representation on a quarterly basis between SOC reports regarding any known changes or conclusions to the SOC 1 and SOC 2 reports.

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

The Custodian’s or Trust’s total liability under the Custodian Agreement will never exceed the value of the ZEN on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, the value of which will be determined in accordance with the Custodian Agreement. In addition, for as long as a cold storage address holds ZEN with a value in excess of $100 million (the “Cold Storage Threshold”) for a period of five consecutive business days or more without being reduced to the Cold Storage Threshold or lower, the Custodian’s maximum liability for such cold storage address shall be limited to the Cold Storage Threshold. The Sponsor monitors the value of ZEN deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of ZEN deposited in each cold storage address on business days. Although the Cold Storage Threshold has to date not been met for a given cold storage address, to the extent it is met and not reduced within five business days, the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold.

The Custodian and the Trust are not liable to each other for any lost profits or any special, incidental, indirect, intangible, or consequential damages, whether based in contract, tort, negligence, strict liability or otherwise, and whether or not the Custodian has been advised of such losses or the Custodian knew or should have known of the possibility of such damages.

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

MATERIAL U.S. Federal Income Tax Consequences

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

If the IRS were to disagree with, and successfully challenge, certain positions the Trust may take, including with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation Abandonment Notice to the Custodian, stating that the Trust is abandoning irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ZEN as of any date on which it creates Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be significant uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of ZEN in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, a Trust could hold certain types of digital assets that are not within the scope of the Notice.

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

U.S. Holders’ pro rata shares of the expenses incurred by the Trust will be treated as “miscellaneous itemized deductions” for U.S. federal income tax purposes. As a result, a non-corporate U.S. Holder’s share of these expenses will not be deductible for U.S. federal income tax purposes.

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

ACCEPTANCE OF SUBSCRIPTIONS ON BEHALF OF PLANS OR NON-ERISA ARRANGEMENTS IS IN NO RESPECT A REPRESENTATION BY THE SPONSOR OR ANY OTHER PARTY RELATED TO THE TRUST THAT THIS INVESTMENT MEETS THE RELEVANT LEGAL REQUIREMENTS WITH RESPECT TO INVESTMENTS BY ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY, OR THAT THIS INVESTMENT IS APPROPRIATE FOR ANY PARTICULAR PLAN OR NON-ERISA ARRANGEMENT OR PLANS OR NON-ERISA ARRANGEMENTS GENERALLY. THE PERSON WITH INVESTMENT DISCRETION WITH RESPECT FOR ANY PLAN OR NON-ERISA ARRANGEMENT SHOULD CONSULT WITH ITS OWN COUNSEL AND ADVISERS AS TO THE PROPRIETY OF AN INVESTMENT IN THE TRUST, IN LIGHT OF THE CIRCUMSTANCES OF THE PARTICULAR PLAN OR NON-ERISA ARRANGEMENT BEFORE PURCHASING SHARES. NEITHER THIS DISCUSSION NOR ANYTHING IN THIS ANNUAL REPORT IS OR IS INTENDED TO BE INVESTMENT ADVICE DIRECTED AT ANY POTENTIAL PURCHASER THAT IS A PLAN OR NON-ERISA ARRANGEMENT, OR AT SUCH PURCHASERS GENERALLY.

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
•
Competition from the emergence or growth of other digital assets could have a negative impact on the price of ZEN and adversely affect the value of the Shares;
•
The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s ZEN and to the operations of the Trust;
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
•
The Authorized Participant, the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
Regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust;
•
The Sponsor’s services may be discontinued, which could be detrimental to the Trust; and
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it could trigger early termination of the Trust.

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

The trading prices of many digital assets, including ZEN, have experienced extreme volatility throughout their existence, including in recent periods, and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including ZEN, experienced significant volatility throughout 2021 and 2022.

This volatility became extreme in November 2022, when FTX, then a major Digital Asset Trading Platform, halted customer withdrawals. Additionally, on October 10, 2025, it was reported that a sharp decline in digital asset market prices triggered the liquidation of approximately $20 billion in leveraged positions across the digital asset industry. Any similar halting of withdrawals or liquidations across leveraged positions in the digital asset industry in the future could further impact trading prices. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including ZEN, have continued to fluctuate widely through the date of this Annual Report.

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

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of ZEN and the Trust’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Department of Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the Department of Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring such assets to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to ZEN or other digital assets may negatively and significantly impact the price of ZEN and the Trust’s Shares.

Digital assets such as ZEN were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as ZEN were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers, and validators, and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Certain digital asset networks and related protocols are in the early stages of development. Given the recency of the development of digital asset networks and related protocols, digital assets and the underlying digital asset networks and related protocols may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks and related protocols.
•
The loss of access to a private key required to access a digital asset may be irreversible. If a private key is lost and no backup of the private key is accessible, or if the private key is otherwise compromised, the owner would be unable to access the digital asset corresponding to that private key.

•
Digital asset networks and related protocols are dependent upon the internet. A disruption of the internet or a digital asset network or related protocol, such as the Base Network, would affect the ability to transfer digital assets, including ZEN, and, consequently, their value.
•
Adoption of proposed protocol updates is determined by the outcome of governance votes through the Horizen DAO and, in certain cases, by whether developers and users elect to interact with updated smart contracts. In some cases, not all participants may adopt a given upgrade, and if different groups of participants deploy or interact with incompatible smart-contract versions, this could lead to a divergence or “fork” in the Horizen protocol, resulting in separate token or application states on Base.
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

The first digital asset, Bitcoin, was launched in 2009. In general, digital asset networks, including the Horizen Network and related protocols represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital assets have only recently become selectively accepted as a means of payment by retail and commercial outlets, but there is no meaningful degree of use of ZEN as a means of payment by retail or commercial outlets. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for ZEN transactions; process wire transfers to or from Digital Asset Trading Platforms, ZEN-related companies or service providers; or maintain accounts for persons or entities transacting in ZEN. As a result, the prices of ZEN are largely determined by speculators, thus contributing to price volatility that makes retailers less likely to accept ZEN in the future.
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
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as developers, which could contribute to price volatility that makes retailers less likely to accept digital assets in the future.
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
•
Users, developers, and other ecosystem members may switch to or adopt certain digital asset networks or protocols at the expense of their engagement with other digital asset networks and protocols, which may negatively impact those networks and protocols, including the Horizen Network.
•
ZEN is designed to facilitate the use of compliance-oriented privacy-enabling technology by other applications on the Base Network, but it has not been widely adopted. If the Horizen protocol’s capabilities are not more widely utilized, ZEN may struggle to compete with other digital assets.
•
Horizen’s privacy-preserving features may have been seen by some as primary attributes distinguishing ZEN from its competitors. Horizen's integration of compliance-oriented functionalities could diminish ZEN's popularity, which could adversely affect the value of ZEN.

Changes in the governance of a digital asset network or protocol may not receive sufficient support from Horizen DAO members, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

The governance of some digital asset networks and protocols, such as the Horizen Network, is generally by voluntary consensus of voters in the Horizen DAO. Nonetheless, there may be a lack of consensus, participation, or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges.

The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the Horizen Network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time, generally based on self-determined participation. If the Horizen DAO were to adopt amendments to the Horizen Network based on the proposals of such core developers, the Horizen Network would be subject to new source code that may adversely affect the value of ZEN.

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

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2022, Bitcoin average daily transaction fees have ranged from $0.38 per transaction on September 8, 2024, to as high as $124.17 per transaction, on April 20, 2024. As of September 30, 2025, Bitcoin average daily transaction fees stood at $0.65 per Bitcoin transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for ZEN (e.g., micropayments), and could reduce demand for, and the price of, ZEN, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement or throughput of Horizen Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

Smart contracts are a new technology and ongoing development may magnify initial problems, cause volatility on the networks that use smart contracts and reduce interest in them, which could have an adverse impact on the value of ZEN.

Smart contracts are programs that run on a blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of Ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain developers and core contributors pursued a “hard fork” of the Ethereum Network in order to erase any record of the theft. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of Ether, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of Ether being indefinitely frozen in an account. Other smart contracts, such as bridges between blockchain networks and DeFi protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers syphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Initial problems and continued problems with the development, design and deployment of smart contracts, including problems affecting smart contracts linking the Ethereum Network to the Base Network, linking the Horizen Network to the Base Network, or that utilize functionalities provided by the Horizen protocol may have an adverse effect on the value of ZEN, which could have a negative impact on the value of the Shares.

The Horizen protocol and its underlying technologies were only recently conceived and may not properly function as intended, which could have an adverse impact on the value of ZEN and an investment in the Shares.

Layer-2 networks, such as the Base Network, serve to overcome certain perceived hurdles associated with the Ethereum Network. Layer-2 blockchains attempt to process transactions through sequencer nodes and then periodically sync to the Ethereum Network according to a set of cryptographic rules that allow all of the transactions that occur on the Layer-2 blockchain to appear as a single transaction on the Ethereum Network. To achieve these scaling goals, the design of the Base Network is centered around the “Optimism Stack,” an open-source software architecture. The Optimism Stack utilizes “optimistic rollups,” a mechanism by which Layer-2 sequencers process users’ transactions and then batches those transactions into a single transaction that “rolls up” to the Ethereum Network. Rather than validating every single transaction like the Ethereum Network, optimistic rollups assume that transactions are valid unless challenged by a validator during a dispute period by submitting a mathematical proof of the invalid transactions. If there are no challenges during a dispute period applicable to a batch of transactions, those transactions are finalized to the Ethereum Network and cannot be undone without manipulating the Ethereum Network against protocol rules. Layer-2 blockchains using the Optimism Stack, such as the Base Network, utilize a “sequencer” that batches and orders Layer-2 transactions to be rolled up to the Ethereum Network, which also allows users to more easily transfer digital assets and data between an Optimism Layer-2 blockchain and the Ethereum Network at a relatively lower cost.

While the Optimism Stack is utilized by one Layer-2 blockchain known as “Optimism Mainnet,” any Layer-2 blockchain can use its open-source software architecture. Layer-2 blockchains that utilize the Optimism Stack have the option to join the Optimism “Superchain,” a collaborative network that includes Optimism Mainnet as well as other Layer-2 blockchains such as the Base Network as well as others like World Chain and Fraxtal. Users of Superchain Layer-2 blockchains can more easily transmit assets, operations, and communications across other Superchain Layer-2 blockchains than what can be achieved across other blockchain systems or non-Superchain Layer-2 blockchains.

The Optimism Stack, optimistic rollups, sequencers, and the Superchain are new blockchain technologies that are not widely used. The Optimism Stack, optimistic rollups, sequencers, and the Superchain may not function as intended. For example, programming errors and failures to implement the Optimism Stack according to specifications could cause communications and interoperability between Optimism Layer-2 networks to fail or could cause liquidity fragmentation among Optimism Layer-2 blockchains, which could hinder the Base Network from achieving its scaling goals.

Further, sequencers may fail to properly batch transactions for inclusion on Ethereum Network. This risk may be heightened for Layer-2 blockchains with centralized sequencers, such as is currently the case for the Base Network, since a centralized sequencer represents a single-point of failure that may be manipulated or may fail without other sequencers able to perform its function as a failsafe. In one example from February 2024, the sequencer processing transactions for the Optimism Mainnet suffered an “unsafe head stall” that prevented it from publishing transactions to the Ethereum Network for over one hour. Users could only manually transfer digital assets between the Optimism Mainnet and the Ethereum Network, inhibiting efficiency and ease-of-use of the Layer-2 blockchain, until a fix was deployed. On the other hand, decentralized sequencers may also represent their own unique risks if the mechanism that assigns duties to the participant nodes fails to perform as intended for any reason.

There are also risks around the optimistic rollup mechanism that allows Layer-2 networks to synchronize with the Ethereum Network via optimistic rollups. For example, the game theory architecture underlying the dispute mechanism may prove faulty, either allowing invalid transactions to unintentionally be processed or preventing valid transactions from successful processing. Risk of failure of the Optimism Stack, such as those affecting optimistic rollups, may affect any or all Layer-2 networks that use the Optimistic Stack or may be isolated to a specific Layer-2 network.

Despite most Layer-2 blockchains’ goals of relieving throughput concerns associated with the Ethereum Network, there are also risks that throughput congestion on the Ethereum Network may nonetheless affect the Base Network because Base Network components must still rely on the Ethereum Network to operate. If the Ethereum Network experiences severe throughput congestion despite the existence of Layer-2 solutions such as the Base Network, transaction fees associated with synchronization between the Base Network and the Ethereum Network may drastically increase, which may render the use of either prohibitively expensive for users.

Because the Horizen protocol operates as a Layer-3 network on the Base Network, it inherits many of these risks. The first iterations of the Horizen protocol were launched in 2025. The Horizen Network may also fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying the Horizen protocol, including flaws that affect functionality of the Horizen Network or make the network vulnerable to attack. The development of the Horizen Network is ongoing and any further disruption could have a material adverse effect on the value of ZEN and an investment in the Shares.

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

It is possible that persons or entities control multiple wallets that collectively hold a significant amount of ZEN, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. If there is any such concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ZEN. Concentrated ownership of ZEN could also enable a limited number of holders to exert disproportionate influence over governance decisions made through the Horizen DAO, including proposals affecting protocol parameters, treasury allocations, or other matters that may materially impact the Horizen ecosystem and the value of ZEN.

If a malicious actor or botnet obtains control over the Horizen Network by compromising the centralized sequencer supporting the Base Network, the rollup infrastructure or smart contracts underlying the Base Network, or the Ethereum Network itself, or obtains control over the Horizen Network through other means, such actor or botnet could manipulate the Horizen Network to adversely affect the value of the Shares or the ability of the Trust to operate.

The Base Network currently relies on a single sequencer operated by Coinbase to order and batch transactions before submitting them to Ethereum for final settlement. If this sequencer were compromised, became unavailable, or were to engage in malicious behavior—such as censoring transactions, reordering transactions for profit, delaying transaction inclusion, or producing invalid rollup data—it could disrupt the Horizen Network’s operations, delay user transactions, or result in the temporary unavailability of ZEN. Similar risks have been identified in other optimistic rollup systems, where centralized sequencers or proposer sets have been shown to possess the ability to withhold data or manipulate transaction ordering. Rollups may be vulnerable to denial-of-service attacks when attackers submit large volumes of data-heavy transactions that congest data-availability capacity, as well as to dispute-game manipulation in which malicious proposers exploit weaknesses in challenge mechanisms to minimize penalties for fraudulent blocks. Any such events on the Base Network could impede its ability to confirm or finalize transactions, including those involving ZEN or the Horizen Network.

In addition, vulnerabilities or unauthorized modifications in the smart contracts deployed on Ethereum that govern the Base Network could also impair the Base Network’s ability to process transactions or post commitments to the Ethereum Network. Although the Base Network does not rely directly on the Ethereum Network’s validator set for consensus, it remains indirectly dependent on Ethereum’s security for settlement and data availability. Accordingly, a successful attack or coordinated control of a significant portion of the Ethereum network’s validating power—such as “33%,” “50%,” or “66%” of the total amount of staked Ether—could disrupt the confirmation or finality of rollup transactions submitted by the Base Network. In such a scenario, transactions on the Horizen Network or for ZEN could be delayed, reverted, or censored until normal operation resumed, which could adversely affect the functionality of the Horizen protocol, the transferability of ZEN, and the value of the Shares.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Horizen Network operates using open-source protocols, meaning that any user can modify the software and then propose adoption of the modification. When a modification is introduced and ZEN token holders via the Horizen DAO consent to the modification, the change is able to be implemented and the network remains uninterrupted. However, if consensus does not form around consenting to the proposed modification, the user can launch their own version with the modification, including the previous version’s state and ledger. The consequence would be what is known as a “hard fork” of the Horizen Network. The effect of such a fork would be the existence of two versions of ZEN running in parallel, yet lacking interchangeability. For example, Bitcoin Cash is the result of a hard fork of Bitcoin. Some users of the Bitcoin Network may harbor ill will toward the Bitcoin Cash network, and vice versa. These users may attempt to negatively impact the use or adoption of the Bitcoin Cash network.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum network to syphon approximately $60 million of Ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the exploit, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the exploit. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several Digital Asset Trading Platforms.

Digital asset networks and related protocols may also be cloned. Unlike a fork of a digital asset network, which results in two competing digital asset networks or protocols, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of ZEN at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Horizen Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, on November 15,

2020, certain Bitcoin Cash developers enacted a proposed update to the Bitcoin Cash network requiring 8% of mined tokens to be redistributed to the developer pool, causing a hard fork, and created a network with a token named Bitcoin Cash ABC. For the days following the fork, the price of BCH fluctuated from $246.15 on November 15, 2020 to $256.55 on November 20, 2020.

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

In the event of a hard fork of the Horizen Network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which digital asset network, among a group of incompatible forks of the Horizen Network, is generally accepted as the Horizen Network and should therefore be considered the appropriate digital asset network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of ZEN, users, services, businesses, and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Horizen Network. There is no guarantee that the Sponsor will choose the digital asset network or digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with shareholders, security vendors and the Reference Rate Provider on what is generally accepted as ZEN and should therefore be considered “ZEN” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

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

The cryptography used to enhance the privacy of transactions that utilize the Horizen protocol is new and could ultimately fail, or could be used to facilitate illicit activities, and businesses that facilitate transactions in ZEN may be at increased risk of criminal or civil lawsuits, or of having services cut off, which could negatively affect the price of ZEN and the value of the Shares.

The Horizen protocol supports the use of zk-SNARKs to add additional layers of confidentiality to dApp transactions on the Base Network. This cryptography is new and could ultimately fail, resulting in less privacy than believed or no privacy at all, and could adversely affect one’s ability to complete transactions on any such digital asset network or otherwise adversely interfere with the integrity of the relevant blockchain. For example, on February 5, 2019, the team behind Zcash, another zk-SNARKs-based protocol, announced that it discovered a vulnerability in zk-SNARKs that also existed on the historical standalone Horizen Network and was subsequently patched on the Horizen Network in connection with a protocol upgrade in November 2018.

Moreover, law enforcement agencies and other market participants have often relied on the transparency of blockchains to facilitate investigations and comply with laws, such as anti-money laundering and economic sanctions laws. Because of the privacy-enhancing features of the Horizen protocol, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse the Horizen Network for such illicit purposes. As a result, businesses that facilitate transactions using the Horizen Network could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks. In August 2019, for example, Coinbase UK delisted Zcash and in January 2021 Bittrex delisted Zcash as well as Monero and Dash, two other privacy-focused digital assets. Although neither trading platform disclosed the reasons for such delisting and both trading platforms subsequently relisted ZEC, it is believed that they were the result of the privacy-enhancing features of the digital assets, and there is a risk that digital asset trading platforms may remove applications using the Horizen Network from their platforms as well. Other service providers of such businesses may also cut off services if there is a concern that the Horizen Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Horizen Network and/or adversely affect the price of ZEN, the attractiveness of the Horizen Network and an investment in the Shares of the Trust. It is unclear whether the introduction of compliance-oriented functionalities into the Horizen protocol would mitigate these concerns by regulators, law enforcement agencies, and other digital asset market participants.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

In the past and through to the date of this Annual Report, digital asset prices have experienced significant fluctuations, leading to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

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

These events have also led to a substantial increase in regulatory and enforcement scrutiny of the industry as a whole and of Digital Asset Trading Platforms in particular, including from the Department of Justice, the SEC, the CFTC, the White House and Congress. For example, in June 2023, the SEC brought charges against Binance (the “Binance Complaint”) and Coinbase (the “Coinbase Complaint”), alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. The Binance Complaint, the Coinbase Complaint and the Kraken Complaint have led, and may in the future lead, to further volatility in digital asset prices. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants, as well.

In January 2025, the SEC launched a Crypto Task Force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking.

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into Federal Deposit Insurance Corporation (“FDIC”) receiverships. Also, in March 2023, Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem in the United States, their failures may impact the willingness of banks (based on regulatory pressure or otherwise) to provide banking services to digital asset market participants. In addition, because these banks were perceived to be the banks most open to providing services for the digital asset ecosystem, their failure has caused a number of companies that provide digital asset-related services to be unable to find banks that are willing to provide them with such banking services. The inability to access banking services could negatively impact digital asset market participants and therefore the value of digital assets, including ZEN, and thus the Shares. In addition, although these events did not have an impact directly on the Trust or the Sponsor when these bank failures occurred, it is possible that a future closing of a bank with which the Trust or the Sponsor has a financial relationship could subject the Trust or the Sponsor to adverse conditions and pose challenges in finding an alternative suitable bank to provide the Trust or the Sponsor with bank accounts and banking services.

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

•
an increase in the global ZEN supply that is publicly available for trading;
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
•
fees associated with processing a ZEN transaction and the speed at which ZEN transactions are settled on the Base Network;
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

While smaller Digital Asset Trading Platforms are less likely to have the infrastructure and capitalization that make larger Digital Asset Trading Platforms more stable, larger Digital Asset Trading Platforms are more likely to be appealing targets for hackers and malware. For example, in February 2025, hackers reportedly compromised a transaction from Bybit’s multisignature cold wallets, enabling the hackers to steal over $1.5 billion of Ether from Bybit. Shortcomings or ultimate failures of larger Digital Asset Trading Platforms are more likely to have contagion effects on the digital asset ecosystem, and therefore may also be more likely to be targets of regulatory enforcement action. For example, in November 2022, FTX, another of the world’s largest Digital Asset Trading Platforms, filed for bankruptcy protection and subsequently halted customer withdrawals as well as trading on its FTX.US platform. Fraud, security failures and operational problems all played a role in FTX’s issues and downfall. Moreover, Digital Asset Trading Platforms have been a subject of enhanced regulatory and enforcement scrutiny, and Digital Asset Markets have experienced continued instability, following the failure of FTX. In particular, in June 2023, the SEC brought the Binance Complaint and Coinbase Complaint, alleging that Binance and Coinbase operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought the Kraken Complaint, alleging that Kraken operated as an unregistered securities exchange, brokerage and clearing agency. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well.

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

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the constituent Digital Asset Trading Platforms of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended September 30, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 22.38% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 4.93%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Reference Rate and the Reference Rate Price was 0.01%. All Digital Asset Trading Platforms that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN, which could adversely affect the value of the Shares.

The Reference Rate Price used to calculate the value of the Trust’s ZEN may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Reference Rate Price and Share trading prices, adversely affecting the value of the Shares.

The price of ZEN on public Digital Asset Trading Platforms has a very limited history, and during this history, ZEN prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Reference Rate is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Reference Rate Price, and the price of ZEN generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from October 1, 2020 through September 30, 2025, the Reference Rate Price ranged from $5.14 to $152.74, with the straight average being $25.49. In addition, during the year ended September 30, 2025, the Reference Rate Price ranged from $6.33 to $37.88. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group. The price of ZEN more generally has experienced volatility similar to the Reference Rate Price during these periods. For additional information on movement of the Reference Rate Price and the price of ZEN, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and ZEN Prices.”

Furthermore, because the number of Digital Asset Trading Platforms is limited, the Reference Rate will necessarily be comprised of a limited number of Digital Asset Trading Platforms. If a Digital Asset Trading Platform were subjected to regulatory, volatility or other pricing issues, the Reference Rate Provider would have limited ability to remove such Digital Asset Trading Platform from the Reference Rate, which could skew the price of ZEN as represented by the Reference Rate. Trading on a limited number of Digital Asset Trading Platforms may result in less favorable prices and decreased liquidity of ZEN and, therefore, could have an adverse effect on the value of the Shares.

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

As of September 30, 2025, ZEN was the 293rd largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of September 30, 2025, the digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $3,632.7 billion (including the approximately $134.2 million market cap of ZEN), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. ZEN is currently supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. Competition from the emergence or growth of alternative digital assets, such as Railgun or Manta, could have a negative impact on the demand for, and price of, ZEN and thereby adversely affect the value of the Shares.

Investors may also invest in ZEN through means other than the Shares, including through direct investments in ZEN and other potential financial vehicles, possibly including securities backed by or linked to ZEN and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ZEN directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ZEN are formed and represent a significant proportion of the demand for ZEN, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ZEN, could negatively affect the Reference Rate Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Moreover, any reduced demand for Shares of the Trust may cause the Shares of the Trust to trade at a discount to the NAV per Share.

The SEC may approve applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, ZEN and adversely impact the value of the Shares.

To date, the SEC has approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products that hold Bitcoin and Ether—as well as generic listing standards for commodity-based trust shares holding digital assets. To the extent such competing digital asset exchange-traded products, other than those which hold ZEN, come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, ZEN could be reduced. Such reduced demand could in turn negatively affect the Reference Rate Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Prices of ZEN may be affected due to stablecoins (including Tether and USDC, the activities of stablecoin issuers and their regulatory treatment.

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

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s ZEN and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant may rely on one or more Liquidity Providers to source ZEN in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or a Liquidity Provider could be replaced for other reasons.

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

The Trust is an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make the Shares less attractive to investors.

The Trust is an “emerging growth company,” as defined in the JOBS Act, and intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and exemptions from the requirement of shareholder approval of any golden parachute payments not previously approved. The Trust intends to take advantage of these reporting exemptions until it is no longer an emerging growth company. The Sponsor and the Trust cannot predict if investors will find the Shares less attractive because the Trust will rely on these exemptions. The Trust will remain an emerging growth company for up to five years after its initial public offering, although it will lose that status sooner if the Trust has more than $1.235 billion of revenues in a fiscal year, has more than $700 million in market value of Shares held by non-affiliates as of any June 30 or issues more than $1.0 billion of non-convertible debt over a rolling three-year period. If some investors find the Shares less attractive as a result, there may be a less active trading market for the Shares and the price of the Shares may be more volatile.

Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

Shares purchased in a private placement are subject to a holding period under Rule 144. Pursuant to Rule 144, the minimum holding period for Shares purchased in a private placement is six months. In addition, the Trust does not currently operate an ongoing redemption program and may halt creations from time to time. As a result, the Trust cannot rely on arbitrage opportunities resulting from differences between the value of the Shares and the price of ZEN to keep the value of the Shares closely linked to the Reference Rate Price. As a result, the value of the Shares of the Trust may not approximate the value of the Trust’s NAV per Share or meet the Trust’s investment objective, and may trade at a substantial premium over, or substantial discount to, the value of the Trust’s NAV per Share. For example, in the past, the price of the Shares as quoted on OTCQX varied significantly from the NAV per Share due to these factors, among others, and has historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-current trading hours between OTCQX and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of ZEN, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Trading Platforms are open, significant changes in the price of ZEN on the Digital Asset Trading Platform Market could result in a difference in performance between the value of ZEN as measured by the Reference Rate and the most recent NAV per Share or closing trading price. For example, if the price of ZEN on the Digital Asset Trading Platform Market, and the value of ZEN as measured by the Reference Rate, moves significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of ZEN on the Digital Asset Trading Platform Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when OTCQX is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From October 19, 2021 to September 30, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 766% and the average premium was 207%. From October 19, 2021 to September 30, 2025, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 54%, and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 19, 2021 and September 30, 2025, has been quoted at a discount on 357 days. As of September 30, 2025, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 21% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

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

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s ZEN.

While the Custodian is required under the Custodian Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodian has advised the Sponsor that it maintains insurance coverage at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s ZEN, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s ZEN. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

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
•
Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of ZEN, Incidental Rights or IR Virtual Currency by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The Trust’s delivery or sale of ZEN to pay expenses or other operations of the Trust could result in shareholders’ incurring tax liability without an associated distribution from the Trust.

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of ZEN by the Trust to pay the Sponsor’s Fee or other expenses and each sale of ZEN by the Trust to pay Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

Whether a digital asset is a security, or offers and sales of a digital asset are securities transactions, under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in such laws. Digital assets as such do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security or the offer and sale of a digital asset is a securities transaction by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the Howey and Reves tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security or a particular offer and sale of a digital asset qualifying as a securities transaction under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve, though recent arguments advanced in ongoing litigation may suggest that the SEC no longer believes the status of a digital asset can change over time.

These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. On July 31, 2025, Chairman Atkins announced “Project Crypto,” a Commission-wide initiative to modernize securities rules for digital assets, reshore innovation in the United States, and implement the recommendations of the working group report. Chairman Atkins had directed the SEC’s policy divisions to work with the Crypto Task Force to draft “clear and simple rules of the road for crypto asset distributions, custody, and trading,” and the Commission and SEC staff will also consider using interpretive, exemptive, and other authorities with respect to digital asset markets. However, the efforts of the crypto task force and Project Crypto have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

As part of determining whether ZEN is a security or a transaction in ZEN by the Sponsor is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ZEN and the Sponsor’s transactions in ZEN with external counsel, and has received a memorandum regarding the status of ZEN and the Sponsor’s transactions in ZEN under the federal securities laws from external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ZEN is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, such policies and procedures are risk-based judgments made by the Sponsor and not a legal standard or determination binding on any regulatory body or court.

In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that the SEC may take a contrary position; and the Sponsor’s conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

As is the case with ZEN, analyses from counsel typically review the often-complex facts surrounding a particular digital asset’s underlying technology, creation, use case and usage, development, distribution and secondary-market trading characteristics as well as contributions of and marketing or promotional efforts by the individuals or organizations who appear to be involved in these activities, among other relevant facts, usually drawing on publicly available information. This information, usually found on the internet, often includes both information that originated with or is attributed to such individuals or organizations, as well as information from third-party sources and databases that may or may not have a connection to such individuals or organizations, and the availability and nature of such information can change over time. The Sponsor and counsel often have no independent means of verifying the accuracy or completeness of such information, and therefore of necessity usually must assume that such information is materially accurate and complete for purposes of the Howey and Reves analyses. After having gathered this information, counsel typically analyzes it in light of the Howey and Reves tests, in order to inform a judgment as to whether or not a federal court would conclude that the digital asset, or transactions in the digital asset, in question is or is not a security, or are or are not securities transactions, respectively, for purposes of the federal securities laws. Often, certain factors appear to support a conclusion that the digital asset in question, or transactions in the digital asset, is a security, or are or are not securities transactions, respectively, while other factors appear to support the opposite conclusion, and in such a case counsel endeavors to weigh the importance and relevance of the competing factors. This analytical process is further complicated by the fact that, at present, federal judicial case law applying the relevant tests to digital assets is limited and in some situations inconsistent, with no federal appellate court having considered the question on the merits, as well as the fact that because each digital asset presents its own unique set of relevant facts, it is not always possible to directly analogize the analysis of one digital asset to another. Because of this factual complexity and the current lack of a well-developed body of federal case law applying the relevant tests to a variety of different fact patterns, the Sponsor has not in the past received, and currently does not expect that it would be able to receive, “opinions” of counsel stating that a particular digital asset, or transactions in the digital asset, is or is not a security, or are or are not securities transactions, respectively, for federal securities law purposes. The Sponsor understands that as a matter of practice, counsel is generally able to render a legal “opinion” only when the relevant facts are substantially ascertainable and the applicable law is both well-developed and settled. As a result, given the relative novelty of digital assets, the challenges inherent in fact-gathering for particular digital assets, and the fact that federal courts have only recently been tasked with adjudicating the applicability of federal securities law to digital assets, the Sponsor understands that at present counsel is generally not in a position to render a legal “opinion” on the securities law status of ZEN or any other particular digital asset.

As such, notwithstanding the Sponsor’s receipt of a memorandum regarding the status of ZEN under the federal securities laws from external counsel and the Sponsor’s view that ZEN is not a security and the Sponsor’s transactions in ZEN are not securities transactions, the SEC or a federal court may in the future take a different view as to the security status of ZEN.

If the Sponsor determines that ZEN, or transactions in ZEN, are a security or securities transactions, respectively, under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that ZEN is a security, the Sponsor does not intend to permit the Trust to continue holding ZEN in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset or transactions in the digital asset, are or are not a security or securities transactions, respectively, often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s ZEN is not a security, the Sponsor does not intend to dissolve the Trust on the basis that ZEN could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that ZEN, or transactions in ZEN, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of ZEN, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

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

Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a “security,” certain sales of XRP to certain buyers (but not other types of sales to other buyers) amounted to “investment contracts” under the Howey test. The District Court entered a final judgment in the case on August 7, 2024 and the parties each dismissed their appeals to the Second Circuit on August 7, 2025.

Likewise, in the days following the announcement of SEC enforcement actions against certain digital asset issuers and trading platforms, the prices of various digital assets have declined significantly and may continue to decline as such cases advance through the federal court system. Furthermore, the decisions in cases involving digital assets have resulted in seemingly inconsistent views of different district court judges, including one that explicitly disagreed with the analysis underlying the decision regarding XRP, which underscore the continuing uncertainty around which digital assets, or transactions in digital assets, are securities and what the correct analysis is to determine each digital asset’s status. For example, the conflicting district court opinions and analyses demonstrate that factors such as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is, the manner in which it is offered, sold or promoted, and whether it has actual use in commercial transactions, ultimately may have limited or no bearing on whether the SEC, a state securities regulator or any particular court will find it to be a security.

In addition, if ZEN, or transactions in ZEN are in fact a security, or securities transactions, respectively, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust’s assets include securities or the Trust’s transactions in digital assets constitute securities transactions, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including

Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. The Sponsor has since established a new investment vehicle that holds XRP, Grayscale XRP Trust. If the SEC or a federal court were to determine that ZEN is a security or transactions in ZEN are securities transactions, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that ZEN is a security or transactions in ZEN are securities transactions, the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, CFPB, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ZEN in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration's recommendations to Congress and various agencies reflecting the administrations “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail. It is also difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of Digital Asset Markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ZEN held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, including the Horizen Network. These features, including those adopted by the Horizen Network or which may be introduced on the Horizen Network in the future, may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the United States involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In September 2022, the Digital Asset Trading Platform Huobi delisted seven digital assets with privacy preserving features, including ZEN, a move that Huobi explained was “in compliance with the latest financial regulations.” However, in September 2023, the Horizen protocol implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network will no longer support transactions from unshielded addresses to shielded addresses. It is unclear the removal of those kinds of shielded transactions from Horizen would mitigate these concerns by regulators, law enforcement agencies, and other digital asset market participants. Additionally, in October 2023, FinCEN issued a notice of proposed rulemaking that identified convertible virtual currency (CVC) mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the United States. In April 2024, the DOJ arrested and charged the developers of the Samourai Wallet mixing service with conspiracy to commit money laundering and conspiracy to operate an unlicensed money transmitting business. In May 2024, a co-founder of Tornado Cash was sentenced to more than five years imprisonment in the Netherlands for developing Tornado Cash on the basis that he had helped launder more than $2 billion worth of digital assets through Tornado Cash. In August 2025, a co-founder of Tornado Cash was convicted of conspiracy to operate an unlicensed money transmitting business, but a mistrial was declared with respect to charges of conspiracy to commit money laundering and conspiracy to violate U.S. sanctions. Future additional regulatory action with respect to privacy-enhancing digital assets is possible.

Changes in SEC policy could adversely impact the value of the Shares.

The effect of any future regulatory change on the Trust or the digital assets held by the Trust is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. If the SEC were to approve any ETF other than ours in the future, such an ETF may be perceived to be a superior investment product offering exposure to digital assets compared to the Trust because the value of the shares issued by such an ETF may more closely track the ETF’s net asset value than do Shares of the Trust, and investors may therefore favor investments in such ETFs over investments in the Trust. Any weakening in demand for the Shares compared to digital asset ETF shares could cause the value of the Shares to decline.

Competing industries may have more influence with policymakers than the digital asset industry, which could lead to the adoption of laws and regulations that are harmful to the digital asset industry.

The digital asset industry is relatively new, although its influence over public policy is increasing, and it may not have the same access to policymakers and lobbying organizations in many jurisdictions compared to industries with which digital assets may be seen to compete, such as banking, payments and consumer finance. Competitors from other, more established industries may have greater access to and influence with governmental officials and regulators and may be successful in persuading these policymakers that digital assets require heightened levels of regulation compared to the regulation of traditional financial services. As a result, new laws and regulations may be proposed and adopted in the United States and elsewhere, or existing laws and regulations may be interpreted in new ways, that disfavor or impose compliance burdens on the digital asset industry or digital asset platforms, which could adversely impact the value of ZEN and therefore the value of the Shares.

Regulatory changes or other events in foreign jurisdictions may affect the value of the Shares or restrict the use of one or more digital assets, block production activity or the operation of their networks or the Digital Asset Trading Platform Market in a manner that adversely affects the value of the Shares.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of MiCA in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the ZEN Industry and Market—Government Oversight.”

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

Statutory or regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which ZEN is treated. In particular, ZEN may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. It is also possible that a new Administration and Congress in the United States creates a new classification for digital assets. For example, the current draft of the CLARITY Act would add “digital commodities” to the list of assets that are commodity interests under the CEA. The Sponsor and the Trust cannot be certain as to how future regulatory developments will impact the treatment of ZEN under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to shareholders.

To the extent that ZEN is deemed to fall within the definition of a “commodity interest” under the CEA, , due to the passage of the CLARITY Act or otherwise, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ZEN at a time that is disadvantageous to shareholders.

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

If the IRS were to disagree with, and successfully challenge certain positions the Trust may take, including with respect to Incidental Rights and IR Virtual Currency, the Trust might not qualify as a grantor trust. In addition, the Sponsor has delivered the Pre-Creation Abandonment Notice to the Custodian stating that the Trust is abandoning irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time and with respect to which it has not taken any Affirmative Action at or prior to such time. There can be no complete assurance that these abandonments will be treated as effective for U.S. federal income tax purposes. If the Trust were treated as owning any asset other than ZEN as of any date on which it creates Shares, it might cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed above in “Item 1. Business—Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

As discussed in the section entitled “Item 1. Business—Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets” above, assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the ZEN (and, if applicable, any Incidental Rights and/or IR Virtual Currency) held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets are uncertain.

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

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of ZEN. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,”

and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust could hold certain types of digital assets that are not within the scope of the Notice.

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

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

The tax treatment of ZEN and transactions involving ZEN for state and local tax purposes is not settled.

Because ZEN is a new technological innovation, the tax treatment of ZEN for state and local tax purposes, including, without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of ZEN for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of ZEN may have negative consequences, including the imposition of a greater tax burden on investors in ZEN or the imposition of a greater cost on the acquisition and disposition of ZEN generally. Any such treatment may have a negative effect on prices of ZEN and may adversely affect the value of the Shares.

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Item 1. Business—Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” above) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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
•
The Sponsor’s indirect parent company, DCG, and certain of its subsidiaries, including Grayscale Securities, LLC, hold 18.80% of the Shares representing ownership in the Trust, as of November 20, 2025. On March 2, 2022, the board of directors of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. From March 2, 2022 through June 30, 2022, DCG purchased a total of $0.01 million worth of Shares of the Trust. From July 1, 2022 through September 30, 2025, DCG had not purchased any Shares of the Trust under this authorization. However, in the event DCG chooses to purchase additional Shares of the Trust, such purchases would further increase DCG’s ownership interest in the Trust, which could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
Several employees of the Sponsor and the Sponsor’s indirect parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole equity holder and indirect parent company of the Sponsor, and (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report;
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

The Sponsor is the an affiliate of Grayscale Securities, LLC, a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Trust issues Creation Baskets in exchange for deposits of ZEN. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Grayscale Securities is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

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

Although the Custodian is a fiduciary with respect to the Trust’s assets, if the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it would trigger early termination of the Trust.

The Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s ZEN in trust on the Trust’s behalf. However, the SEC has released proposed amendments to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian will remain a qualified custodian under the proposed SEC rule, if enacted as currently proposed. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

To prevent, detect and respond to information security threats, the Sponsor maintains a cyber risk management program. The program is supervised by an in-house dedicated Chief Information Security Officer (“CISO”) with over 15 years of experience in financial services risk management, whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The Enterprise Risk Committee (“ERC”), which includes members of management of the Sponsor, receives regular reports from the CISO on, among other things, the Sponsor’s cyber risks and threats, the status of projects to strengthen the Sponsor’s information security systems, assessments of the Sponsor’s security program and the emerging threat landscape.

The ERC provides updates to the Board quarterly, including on changes to security risks and outcomes. The CISO also promptly informs and updates the ERC and the Board of the Sponsor about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are included in reporting to the ERC and the Board. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally included in reporting to the ERC and Board.

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

The Sponsor administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are assessed for risk and may additionally be required to adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

There have not been any breaches at the Sponsor or the Trust during the year ended September 30, 2025. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

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

Holders of Record

As of September 30, 2025, there were approximately 26 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Recent Sales of Unregistered Shares

As of September 30, 2025, the Registrant has distributed 11,425,100 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Grayscale Securities acted as the Authorized Participant with respect to these distributions beginning October 3, 2022. For all such distributions prior to October 3, 2022, Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 1,057,131.35158227 ZEN. During the year ended September 30, 2025, the Registrant did not distribute any Shares. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2025:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2025 - July 31, 2025	-	$-	-	$9.99
August 1, 2025 - August 31, 2025	-	-	-	9.99
September 1, 2025 - September 30, 2025	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust under this authorization. From July 1, 2022 through November 20, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

	As of September 30,
	2025	2024	2023
Number of Shares authorized	Unlimited	Unlimited	Unlimited
Number of Shares outstanding	11,425,100	6,838,000	6,838,000
Number of Shares freely tradable(1)	8,224,933	3,469,864	3,278,635
Number of beneficial holders owning at least 100 Shares(2)	26	16	22
Number of holders of record(2)	26	16	22

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

Review of Financial Results

Financial Highlights for the Years ended September 30, 2025, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, ZEN and price of ZEN amounts, are in thousands)

	For the Years Ended September 30,
	2025	2024	2023
Net realized and unrealized (loss) gain on investment	$(3,639)	$236	$(3,873)
Net (decrease) increase in net assets resulting from operations	$(3,885)	$96	$(4,020)
Net assets(1)	$7,481	$4,767	$4,671

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in ZEN for the year ended September 30, 2025 was ($3,639), which includes a realized loss of ($173) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in ZEN of ($3,466). Net realized and unrealized loss on investment in ZEN for the year was driven by ZEN price depreciation from $8.13 per ZEN as of September 30, 2024, to $7.83 per ZEN as of September 30, 2025. Net decrease in net assets resulting from operations was ($3,885) for the year ended September 30, 2025, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $246. Net assets increased to $7,481 at September 30, 2025, a 57% increase for the year. The increase in net assets resulted from the contribution of approximately 390,780 ZEN with a value of $6,599 to the Trust in connection with Share creations during the year, partially offset by the aforementioned ZEN price depreciation and the withdrawal of approximately 21,655 ZEN to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	For the Years Ended September 30,
	2025	2024	2023
	(All ZEN balances are rounded to the nearest whole ZEN)
ZEN:
Opening balance	586,286	601,139	616,357
Creations	390,780	-	-
Sponsor’s Fee, related party	(21,655)	(14,853)	(15,218)
Closing balance	955,411	586,286	601,139
Accrued but unpaid Sponsor’s Fee, related party	-	-	-
Net closing balance	955,411	586,286	601,139
Number of Shares:
Opening balance	6,838,000	6,838,000	6,838,000
Creations	4,587,100	-	-
Closing balance	11,425,100	6,838,000	6,838,000

	September 30,
	2025	2024	2023
Price of ZEN on principal market(1)	$7.83	$8.13	$7.77
Principal Market NAV per Share(2)	$0.65	$0.70	$0.68
Reference Rate Price(3)	$7.83	$8.13	$7.78
NAV per Share(3)	$0.65	$0.70	$0.68

(1)
The Trust performed an assessment of the principal market at September 30, 2025, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of September 30, 2025, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of ZEN based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Reference Rate Price as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” for a description of the Reference Rate and the Reference Rate Price. Effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection.” If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable.” Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Digital Asset Trading Platforms included in the Reference Rate as of September 30, 2025 were Coinbase, Binance, Bybit, Huobi, MEXC and KuCoin. As of September 30, 2024, the Digital Asset Trading Platforms included in the Reference Rate consisted of Coinbase, Binance, Bybit, Gate.io and KuCoin. As of September 30, 2023, the Digital Asset Trading Platforms included in the Reference Rate consisted of Coinbase, Binance, Gate.io and OKX.

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

As of September 30, 2025, the Trust had a net closing balance with a value of $7,480,865, based on the Reference Rate Price (non-GAAP methodology). As of September 30, 2025, the Trust had a total market value of $7,480,865, based on the Digital Asset Market price of ZEN on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) versus the Reference Rate Price and the Trust’s Principal Market NAV per Share (as adjusted for the Share Split for periods prior to October 7, 2021) from August 6, 2018 (the inception of the Trust’s operations) to September 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

(1)
Effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

The following table illustrates the movements in the Reference Rate Price from October 1, 2020 to September 30, 2025. During such period, the Reference Rate Price has ranged from $5.14 to $152.74, with the straight average being $25.49 through September 30, 2025. As described above, effective June 20, 2023, any references to the “Reference Rate Price” in this Annual Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$54.46	$152.74	5/8/2021	$5.14	10/7/2020	$68.07	$68.07
Twelve months ended September 30, 2022	$42.54	$123.59	11/25/2021	$12.84	7/1/2022	$14.13	$14.13
Twelve months ended September 30, 2023	$9.65	$14.73	2/16/2023	$5.92	6/12/2023	$7.78	$7.72
Twelve months ended September 30, 2024	$9.45	$17.46	3/13/2024	$6.19	6/18/2024	$8.13	$8.13
Twelve months ended September 30, 2025	$11.40	$37.88	12/26/2024	$6.33	9/25/2025	$7.83	$7.83
October 1, 2020 to September 30, 2025	$25.49	$152.74	5/8/2021	$5.14	10/7/2020	$7.83	$7.83

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from October 1, 2020 to September 30, 2025. During such period, the price of ZEN has ranged from $5.10 to $150.44, with the straight average being $25.39 through September 30, 2025:

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$54.14	$150.44	5/12/2021	$5.10	10/7/2020	$69.53	$69.53
Twelve months ended September 30, 2022	$42.38	$127.85	11/24/2021	$12.50	6/18/2022	$14.10	$14.10
Twelve months ended September 30, 2023	$9.64	$15.10	2/15/2023	$6.08	6/12/2023	$7.77	$7.72
Twelve months ended September 30, 2024	$9.45	$17.47	3/13/2024	$6.24	6/24/2024	$8.13	$8.13
Twelve months ended September 30, 2025	$11.41	$37.92	12/25/2024	$6.35	9/27/2025	$7.83	$7.83
October 1, 2020 to September 30, 2025	$25.39	$150.44	5/12/2021	$5.10	10/7/2020	$7.83	$7.83

Secondary Market Trading

The Trust’s Shares have been quoted on OTCQX under the symbol HZEN since October 19, 2021. The price of the Shares as quoted on OTCQX has varied significantly from the NAV per Share. From October 19, 2021 to September 30, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 766%, the average premium was 207%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 54%, and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day, has been quoted at a discount on 357 days. As of September 30, 2025, the last business day of the period, the Trust’s Shares were quoted on OTCQX at a premium of 21% to the Trust’s NAV per Share.

The following table sets out the range of high and low closing prices for the Shares as reported by OTCQX, the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP and the Trust’s NAV per Share for each of the quarters of the prior three years.

	High			Low
	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)	OTCQX	Principal Market NAV per Share(1)	NAV per Share(2)
Calendar Year 2022
Fourth quarter	$1.24	$1.31	$1.32	$0.41	$0.76	$0.76
Calendar Year 2023
First quarter	$1.04	$1.35	$1.32	$0.38	$0.75	$0.75
Second quarter	$0.89	$1.01	$1.02	$0.41	$0.54	$0.52
Third quarter	$1.05	$0.86	$0.86	$0.68	$0.59	$0.59
Fourth quarter	$1.90	$1.11	$1.10	$0.70	$0.64	$0.64
Calendar Year 2024
First quarter	$8.52	$1.52	$1.52	$1.55	$0.60	$0.60
Second quarter	$7.90	$1.22	$1.22	$3.45	$0.54	$0.53
Third quarter	$5.82	$1.08	$1.09	$2.50	$0.62	$0.62
Fourth quarter	$7.93	$3.23	$3.23	$3.45	$0.61	$0.61
Calendar Year 2025
First quarter	$5.25	$2.67	$2.66	$2.10	$0.71	$0.71
Second quarter	$2.15	$0.98	$0.98	$0.58	$0.57	$0.57
Third quarter	$1.05	$0.83	$0.83	$0.53	$0.53	$0.53

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

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to September 30, 2025.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to September 30, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended September 30, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of September 30, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of September 30, 2025.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Peter Mintzberg, the principal executive officer of the Sponsor, and Edward McGee, the principal financial and accounting officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Sponsor. From January 1, 2025, to October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the Reorganization, which was the sole managing member of GSO and an indirect subsidiary of DCG, had a board of directors which was responsible for managing and directing the affairs of the Sponsor.

On October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”), pursuant to which GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

From and after October 22, 2025, as a result of the Management Reorganization, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg, and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor.

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

Prior to January 1, 2025, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH, and in connection with the Management Reorganization, the former board of GSOIH was reconstituted at Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former sponsor of the Trust. From January 1, 2025 to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments.

Barry Silbert, Chairman of the Board

Barry Silbert, 49, is the founder and Chief Executive Officer of DCG and has served as chairman of the Board since August 2025 (previously served as a director and chairman of the Board from February 2020 through December 2023). Until January 2021, Mr. Silbert was the Chief Executive Officer of the Sponsor. A pioneer in blockchain investing, Mr. Silbert established himself in 2012 as one of the earliest and most active investors in the industry. Mr. Silbert founded DCG in 2015 and today, it is one of the world’s most prolific investors in decentralized technologies, backing over 250 early-stage companies in more than 40 countries. Mr. Silbert founded Yuma, a decentralized AI-focused subsidiary of DCG, where he also serves as CEO. Yuma invests in, builds, and scales the Bittensor network. The Sponsor is a wholly owned indirect subsidiary of DCG. DCG also owns Foundry, Fortitude, Luno and Yuma. DCG also invests directly in digital currencies and other digital assets. Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a venture-backed technology company that was acquired by Nasdaq. Mr. Silbert has received numerous awards and accolades, including being named “Entrepreneur of the Year” by both Ernst & Young and Crain’s, and being selected to Fortune’s prestigious “40 under 40” list. Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Mark Shifke, Board Member

Mark Shifke, 66, is the Chief Financial Officer of DCG and has served as a director of the Board since January 2024 (previously served as chairman of the Board through August 2025, upon the appointment of Mr. Silbert). Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

Simon Koster, Board Member

Simon Koster, 44, is the Chief Strategy Officer of DCG and has served as a director of the Board since October 2025. As CSO, Mr. Koster leads the investment team, managing the portfolio comprised of digital assets, wholly owned subsidiaries, and more than 250 early-stage companies in over 35 nations across the world as of the date of this filing. Prior to his current role, Mr. Koster was the CEO of Real Estate at DCG, spearheading both internal and external real estate ventures. Previously, he served as CEO of The Collective and brings a decade of real estate experience from JDS Development Group, where he was instrumental in the acquisition and development of top-tier residential, hospitality, and mixed-use projects in New York City and Miami. He is a graduate of Rutgers University (B.S.) and holds a Master’s degree in Engineering from the University of Michigan. Mr. Koster has served on the board of directors of Foundry and Luno since 2023. He has served as a director of Fortitude since 2024 and as a director of Yuma since 2025. Each of Foundry, Luno, Fortitude and Yuma are affiliated with the registrant.

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 57, has been the Chief Executive Officer of the Sponsor and has served as a director of the Sponsor since August 2024. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Edward McGee, Board Member and Chief Financial Officer

Edward McGee, 42, has been the Chief Financial Officer of the Sponsor since January 2022 and has served as a director of the Sponsor since January 2024. Before serving as CFO, Mr. McGee was Vice President, Finance and Controller of the Sponsor since June 2019. Prior to taking on his role at the Sponsor, Mr. McGee served as a Vice President, Accounting Policy at Goldman, Sachs & Co. providing coverage to their SEC Financial Reporting team facilitating the preparation and review of their financial statements and provided U.S. GAAP interpretation, application and policy development while servicing their Special Situations Group, Merchant Banking Division and Urban Investments Group from 2014 to 2019. From 2011 to 2014, Mr. McGee was an auditor at Ernst & Young providing assurance services to publicly listed companies. Mr. McGee earned his Bachelor of Science degree in accounting from the John H. Sykes College of Business at the University of Tampa and graduated with honors while earning his Master of Accountancy in Financial Accounting from the Rutgers Business School at the State University of New Jersey. Mr. McGee is a Certified Public Accountant licensed in the state of New York.

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of November 20, 2025.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)(3)	2,148,244	18.80%
Directors & Executive Officers of the Sponsor:(4)
Barry Silbert(5)	811,144	7.10%
Mark Shifke	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Simon Koster	*	* %
Directors & executive officers of the Sponsor as a group	*	* %

(1)
Includes 2,143,080 Shares held by Digital Currency Group, Inc., 4,257 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc., and 907 Shares held by Grayscale Securities, LLC, the Authorized Participant of the Trust and a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust under this authorization. From July 1, 2022 through November 20, 2025, DCG did not purchase any Shares of the Trust under this authorization.
(3)
Barry Silbert is the Chief Executive Officer of DCG and in such capacity may be deemed to have voting and dispositive power over the securities held, directly or indirectly, by such entity.
(4)
The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates.
(5)
Does not include Shares beneficially owned through DCG.

* Represents beneficial ownership of less than 1%.

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Grayscale Investments Sponsors, LLC, 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902.

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

Digital Currency Group, Inc.

DCG is (i) the sole equity holder and indirect parent company of the Sponsor, and (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report.

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

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate its/their limited resources accordingly to the potential detriment of the Trust.

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

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”), for the year ended September 30, 2025 and Marcum LLP (“Marcum”), for the year ended September 30, 2024 were:

	Years Ended September 30,
	2025	2024
Audit fees	$125,450	$77,700
Total	$125,450	$77,700

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG, and previously Marcum for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended September 30, 2025, are made by the Sponsor’s Board of Directors and Audit Committee. From and after January 1, 2025, such determinations are made by the Board of Directors of GSOIH and the Audit Committee of GSIS.

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

“Binance”—Binance Holdings Ltd.

“Bitcoin”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network.

“Bitcoin Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as the Bitcoin blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Bitcoin Network.

“Blockchain” or “Horizen Blockchain”—The public transaction ledger of the Horizen Network on which transactions in ZEN are recorded.

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor.

“CDI”—CoinDesk Indices, Inc., with its affiliates, including CC Data Limited.

“CEA”—Commodity Exchange Act of 1936, as amended.

“CFPB”—The Consumer Financial Protection Bureau.

“CFTC”—The U.S. Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and option markets in the United States.

“CME”—The Chicago Mercantile Exchange.

“Code”—The U.S. Internal Revenue Code of 1986, as amended.

“Coinbase”—Coinbase, Inc.

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

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“ERISA”—The Employee Retirement Income Security Act of 1974, as amended.

“Ether”—Ethereum tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum network.

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

“FSMA”—The Financial Services and Markets Act 2023.

“FTX”—FTX Trading, Ltd.

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc.

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of Grayscale Operating, LLC, which as of the date of this Annual Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust, until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

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

“ICE”—Intercontinental Exchange.

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

“IRAs”—Individual retirement accounts.

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

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

“MiCA”—The Markets in Crypto-Assets Regulation, which was approved by the Parliament of the European Union in 2023.

“MSB”—A money services business.

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

“Non-ERISA Arrangements”—Government plans, non-U.S. plans and certain church plans, which are not subject to the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, but may be subject to similar rules under Similar Laws.

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group, Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of ZEN required for Creation Baskets.

“Plans”—Employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans, and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to ERISA and/or the Section 4975 of the Code.

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

“Similar Laws”— Rules under other federal, state, local, non-U.S. or other applicable law that are similar to ERISA or Section 4975 of the Code.

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

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

“Tertiary Pricing Option”—The price set by the Trust’s principal market.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2, and No. 3 thereto, and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“UBTI”—Unrelated business taxable income.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Horizen Trust (ZEN)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Barry Silbert
	Name:	Barry Silbert
	Title:	Chairman of the Board of Directors Director*

By:	/s/ Mark Shifke
	Name:	Mark Shifke
	Title:	Member of the Board of Directors Director*

By:	/s/ Simon Koster
	Name:	Simon Koster
	Title:	Member of the Board of Directors Director*

Date: November 25, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant, or directors of Grayscale Investments, Inc., the sole managing member of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, as applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Horizen Trust (ZEN):

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Grayscale Horizen Trust (ZEN) (the Trust), including the schedule of investment, as of September 30, 2025, the related statements of operations, and changes in net assets for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2025, and the results of its operations and the changes in its net assets for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Trust’s auditor since 2025.

New York, New York
November 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Horizen Trust (ZEN)

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment, of Grayscale Horizen Trust (ZEN) (the “Trust”) as of September 30, 2024, and the related statements of operations and changes in net assets for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2024, and the results of its operations for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Trust’s auditor from 2019 to 2024 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, NY
November 22, 2024

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	September 30,
	2025	2024
Assets:
Investment in ZEN, at fair value (cost $18,167 and $11,987 as of September 30, 2025 and 2024, respectively)	$7,481	$4,767
Total assets	$7,481	$4,767
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$7,481	$4,767
Shares issued and outstanding, no par value (unlimited Shares authorized)	11,425,100	6,838,000
Principal Market NAV per Share	$0.65	$0.70

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ZEN and percentages)

September 30, 2025
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	955,410.54315668	$18,167	$7,481	100%
Total Investment		$18,167	$7,481	100%
Net assets			$7,481	100%

September 30, 2024
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	586,285.79535365	$11,987	$4,767	100%
Total Investment		$11,987	$4,767	100%
Net assets			$4,767	100%

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended September 30,
	2025	2024	2023
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	246	140	147
Net investment loss	(246)	(140)	(147)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in ZEN	(173)	(164)	(164)
Net change in unrealized depreciation on investment in ZEN	(3,466)	400	(3,709)
Net realized and unrealized (loss) gain on investment	(3,639)	236	(3,873)
Net (decrease) increase in net assets resulting from operations	$(3,885)	$96	$(4,020)

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended September 30,
	2025	2024	2023
(Decrease) increase in net assets from operations:
Net investment loss	$(246)	$(140)	$(147)
Net realized loss on investment in ZEN	(173)	(164)	(164)
Net change in unrealized depreciation on investment in ZEN	(3,466)	400	(3,709)
Net (decrease) increase in net assets resulting from operations	(3,885)	96	(4,020)
Increase in net assets from capital share transactions:
Shares issued	6,599	-	-
Net increase in net assets resulting from capital share transactions	6,599	-	-
Total increase (decrease) in net assets from operations and capital share transactions	2,714	96	(4,020)
Net assets:
Beginning of year	4,767	4,671	8,691
End of year	$7,481	$4,767	$4,671
Change in Shares outstanding:
Shares outstanding at beginning of year	6,838,000	6,838,000	6,838,000
Shares issued	4,587,100	-	-
Net increase in Shares	4,587,100	-	-
Shares outstanding at end of year	11,425,100	6,838,000	6,838,000

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

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these audited financial statements. Several of the affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF and, as of October 29, 2025, Grayscale Solana Trust ETF.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Investment in ZEN	$7,481	$7,481	$-	$-
September 30, 2024
Assets
Investment in ZEN	$4,767	$4,767	$-	$-

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

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and to assess performance. The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2025, 2024 and 2023, the Trust held 955,410.54315668, 586,285.79535365 and 601,138.55454194 ZEN, respectively.

The Trust determined the fair value per ZEN to be $7.83, $8.13 and $7.77 on September 30, 2025, 2024 and 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2022	616,356.97722875	$8,691
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(15,218.42268681)	(147)
Net change in unrealized depreciation on investment in ZEN	-	(3,709)
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2023	601,138.55454194	$4,671
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(14,852.75918829)	(140)
Net change in unrealized depreciation on investment in ZEN	-	400
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2024	586,285.79535365	$4,767
ZEN contributed	390,780.33096177	6,599
ZEN distributed for Sponsor’s Fee, related party	(21,655.58315874)	(246)
Net change in unrealized depreciation on investment in ZEN	-	(3,466)
Net realized loss on investment in ZEN	-	(173)
Balance at September 30, 2025	955,410.54315668	$7,481

4. Creations and Redemptions of Shares

At September 30, 2025 and 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The amount of ZEN required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0836 and 0.0857 of one ZEN at September 30, 2025 and 2024, respectively. The decrease in the amount of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the years ended September 30, 2025, 2024 and 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2025 or 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of September 30, 2025 and 2024, 3,062,111 and 3,372,214, Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution in August 2024, and has therefore been removed from the list of related parties.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2025 and 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended September 30, 2025, 2024 and 2023.

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

For the years ended September 30, 2025, 2024 and 2023, the Trust incurred Sponsor’s Fees of $245,851, $140,374 and $146,899, respectively. As of September 30, 2025 and 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended September 30, 2025, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through September 30, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

The Securities and Exchange Commission (the “SEC”), at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

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

8. Quarterly Statements of Operations

Fiscal Year Ended September 30, 2025

	Three Months Ended (unaudited)
(Amounts in thousands)	Dec-31, 2024	Mar-31, 2025	Jun-30, 2025	Sept-30, 2025	Year Ended September 30, 2025
Expenses
Sponsor’s Fee, related party	$56	$90	$52	$48	$246
Net investment loss	$(56)	$(90)	$(52)	$(48)	$(246)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEN	(24)	(21)	(61)	(67)	(173)
Net change in unrealized appreciation (depreciation) on investment in ZEN	15,457	(18,118)	(1,305)	500	(3,466)
Net realized and unrealized gain (loss) on investment	15,433	(18,139)	(1,366)	433	(3,639)
Net increase (decrease) in net assets resulting from operations	$15,377	$(18,229)	$(1,418)	$385	$(3,885)

Fiscal Year Ended September 30, 2024

	Three Months Ended (unaudited)
(Amounts in thousands)	Dec-31, 2023	Mar-31, 2024	Jun-30, 2024	Sept-30, 2024	Year Ended September 30, 2024
Expenses
Sponsor’s Fee, related party	$37	$38	$33	$32	$140
Net investment loss	$(37)	$(38)	$(33)	$(32)	$(140)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEN	(41)	(37)	(43)	(43)	(164)
Net change in unrealized depreciation on investment in ZEN	867	3,419	(4,805)	919	400
Net realized and unrealized gain (loss) on investment	826	3,382	(4,848)	876	236
Net increase (decrease) in net assets resulting from operations	$789	$3,344	$(4,881)	$844	$96

9. Financial Highlights Per Share Performance

	Years Ended September 30,
	2025	2024	2023
Per Share Data:
Principal Market NAV, beginning of year	$0.70	$0.68	$1.27
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.02)	(0.02)	(0.02)
Net realized and unrealized (loss) gain	(0.03)	0.04	(0.57)
Net (decrease) increase in net assets resulting from operations	(0.05)	0.02	(0.59)
Principal Market NAV, end of year	$0.65	$0.70	$0.68
Total return	-7.14%	2.94%	-46.46%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, a Delaware limited liability company which is the sole member of the Sponsor, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

Also in connection with the Management Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. Prior to the Management Reorganization, GSOIH’s board of directors was responsible for managing and directing the affairs of the Sponsor. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor. Mr. Silbert is the Chairperson of the Board of Grayscale Investments.

DCG Holdco, Grayscale Investments, GSOIH, GSO and the Sponsor are all consolidated subsidiaries of Digital Currency Group, Inc.

The Sponsor does not expect the Management Reorganization to have any material impact on the operations of the Trust.

As of the close of business on November 20, 2025, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $13.99 per ZEN.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.