Form 10-KT
period 2025-12-31
Grayscale Horizen Trust (ZEN)
filed 2026-03-12
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ______________________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2025 to December 31, 2025

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on June 30, 2025 as reported by the OTC Markets Group, Inc. on that date: $4,766,586

Number of Shares of the registrant outstanding as of March 6, 2026: 11,425,100

DOCUMENTS INCORPORATED BY REFERENCE: None

i

Industry and Market Data

Although we are responsible for all disclosure contained in this Transition Report on Form 10-KT, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Horizen (“ZEN”) industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Transition Report.

Explanatory Note Regarding this Transition Report

On December 23, 2025, the Sponsor amended the Trust Agreement to change the Trust’s fiscal year-end for financial reporting purposes from September 30 to December 31, effective beginning with the fiscal year commencing January 1, 2025 and ending December 31, 2025. As a result of this change, the Trust is filing this Transition Report on Form 10-KT for the three-month transition period from October 1, 2025 to December 31, 2025. Beginning with the fiscal year ending December 31, 2026, the Trust intends to file annual reports on Form 10-K for the twelve-month period ending December 31 of each year.

Forward-Looking Statements

This Transition Report on Form 10-KT contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Horizen Trust (ZEN) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Transition Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I. Item 1A. Risk Factors.”

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business include, but are not limited to, the following:

Risk Factors Related to Digital Assets

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
•
Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ZEN.
•
Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets could have an adverse effect on the market price of such digital assets.
•
A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

Risk Factors Related to the Digital Asset Markets

•
Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.
•
The value of the Shares relates directly to the value of ZEN held by the Trust, the value of which may be highly volatile and subject to fluctuations.

•
The largely unregulated nature and lack of transparency surrounding the operations of Digital Asset Trading Platforms may adversely affect the value of digital assets and, consequently, the value of the Shares.
•
Digital Asset Trading Platforms may be exposed to front-running and wash-trading.
•
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
•
The liquidity of the Shares may be affected if Authorized Participants cease to perform their obligations under the Participant Agreements or the Liquidity Engager is unable to engage Liquidity Providers.
•
Because of the holding period under Rule 144, the lack of an ongoing redemption program, and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share.
•
The possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between OTCQX and the Digital Asset Trading Platform Market.
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.
•
Extraordinary expenses, tax liabilities arising from ZEN sales without distributions, indemnification obligations, intellectual property claims, and disruptions from pandemics or other disasters could adversely affect the value of the Shares.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

•
A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.
•
Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of one or more digital assets, mining activity or the operation of their networks or the Digital Asset Markets in a manner that adversely affects the value of the Shares.
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
•
The uncertain and evolving tax treatment of the Trust, digital assets, ZEN and transactions involving ZEN under U.S. federal, state, and local tax laws could adversely affect the value of the Shares.

Risk Factors Related to Potential Conflicts of Interest

•
Conflicts of interest may arise among the Sponsor or its affiliates and the Trust.
•
Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.
•
If the Custodian resigns or is removed by the Sponsor, or otherwise, without replacement, it would trigger early termination of the Trust.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Transition Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Transition Report, beginning on page 92.

This Transition Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

v

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Horizen Trust (ZEN) (formerly known as Horizen Investment Trust) (the “Trust”) is a Delaware Statutory Trust that was formed on July 3, 2018 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act.

The Trust’s purpose is to hold Horizen (“ZEN”). The Horizen Network was originally launched as an alternative software implementation of the Bitcoin network in 2017 by a group that forked Zclassic, which is a clone of Zcash. Although the Horizen Network began similar to the Bitcoin Network, the Horizen ecosystem has undergone major systemic transformations. In September 2023, the Horizen Network implemented an update that removed many of its privacy preserving features. More recently, in July 2025, the Horizen Network executed a full migration of ZEN and the Horizen protocol from its legacy standalone blockchain to the Base Network, an Ethereum Layer-2 network that provides the underlying consensus and security. The Horizen protocol on Base has been described by ecosystem contributors as a “Layer-3” blockchain environment “built for modular privacy and sustainable on-chain utility.” Whereas ZEN previously operated as the transaction fee token on the Horizen Network’s standalone blockchain and as a governance token for the Horizen DAO, after the July 2025 migration to Base, ZEN is now used throughout privacy-focused projects on the Horizen Protocol and in governance.

The Horizen Network is one of a number of projects intended to enhance blockchain technology. One of the Horizen Network’s primary enhancements of blockchain technology was to add additional layers of confidentiality to traditional blockchain infrastructure so that users could engage in transactions and selectively disclose details related to those transactions. ZEN accomplished this level of confidentiality by using novel cryptographic protocols called Zero-Knowledge Succinct Non-Interactive Argument of Knowledge (“zk-SNARKs”) to protect both the amount and the sender and recipient of the transaction. The result was a confidential transaction known as a “shielded” transaction, which was distinct from a public transaction on the Horizen Network, known as an “unshielded” transaction. However, in September 2023, the Horizen protocol implemented an update intended to deprecate these privacy shields, with the intent of causing it to no longer be considered a “privacy coin,” and, following the update, the Horizen Network no longer supports transactions from unshielded addresses to shielded addresses. More recently, in July 2025, the Horizen ecosystem executed a full migration of the ZEN and the Horizen protocol from its legacy standalone blockchain to the Base Network, an Ethereum Layer-2 network that provides the underlying consensus and security. See “—Overview of the ZEN Industry and Market” for additional information on the Horizen Network’s historical selective privacy-preserving features and recent upgrades.

As of December 31, 2025, the Trust holds approximately 5.4% of the ZEN in circulation. The size of the Trust’s position does not itself enable the Sponsor or the Trust to participate in or otherwise influence the development of the Horizen Network. As a decentralized digital asset network, the Horizen Network consists of several stakeholders, including core developers of ZEN, users, services, businesses, and other constituencies, of which the Trust is only one constituent. Furthermore, in contrast to other protocols in which token holders participate in the governance of the network, ownership of ZEN confers no such rights.

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

The Trust historically reported on a fiscal year basis ending September 30. On December 23, 2025, the Sponsor amended the Trust Agreement to change the Trust’s fiscal year-end for financial reporting purposes from September 30 to December 31, effective beginning with the fiscal year commencing January 1, 2025 and ending December 31, 2025. As a result of this change, the Trust is filing this Transition Report on Form 10-KT for the three-month transition period from October 1, 2025 to December 31, 2025. Beginning with the fiscal year ending December 31, 2026, the Trust intends to file annual reports on Form 10-K for the twelve-month period ending December 31 of each year.

As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of ZEN held by the Trust, determined by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities. The Trust does not seek to generate returns beyond tracking the price of ZEN. There can be no assurance that the Trust will be able to achieve its investment objective. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Until December 31, 2024, Grayscale Investments, LLC was the sponsor and administrator of the Trust. As a result of the Reorganization (as defined herein) on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), consolidated subsidiaries of Digital Currency Group, Inc. (“DCG”), became Co-Sponsors of the Trust. On January 3, 2025

GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025 GSIS is the sole remaining Sponsor. Prior to May 3, 2025, all references herein to the “Sponsor” shall be deemed to include both GSIS and GSO as Sponsors unless the context otherwise requires, and on or after May 3, 2025, all references herein to the “Sponsor” shall refer only to GSIS. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

The Trust currently issues Shares only in one or more blocks of 100 Shares (a block of 100 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. At this time, the Sponsor is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Trust. Due to the lack of an ongoing redemption program as well as price volatility, trading volume and closings of Digital Asset Trading Platforms due to fraud, failure, security breaches or otherwise, there can be no assurance that the value of the Shares will reflect the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, and the Shares may trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities.

The U.S. dollar value of a Basket of Shares at 4:00 p.m., New York time, on the trade date of a creation order is equal to the Basket Amount, which is a volume-weighted average price in U.S. dollars for the immediately preceding 24-hour period derived from data collected from Digital Asset Trading Platforms trading ZEN selected by the Reference Rate Provider as of 4:00 p.m., New York time, and included in the CoinDesk Horizen Reference Rate (the “Reference Rate”), on each business day. The Reference Rate Price is calculated using non-GAAP methodology and is not used in the Trust’s financial statements. See “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.” On June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection” below. If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the price set by Coin Metrics Real-Time Rate (the “Secondary Reference Rate”) as of 4:00 p.m., New York time, on the valuation date (the “Secondary Reference Rate Price”). The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc. (the “Secondary Reference Rate Provider”). Effective June 20, 2023, any references to the “Reference Rate Price” in this Transition Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Trust Agreement, the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an internet website at grayscale.com/funds/grayscale-horizen-trust/, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

In the event the Shares trade at a substantial premium, investors who purchase Shares on OTCQX will pay substantially more for their Shares than investors who purchase Shares in a private placement. The value of the Shares may not reflect the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in a private placement, the lack of an ongoing redemption program, any halting of creations by the Trust, ZEN price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-concurrent trading hours between OTCQX and the global trading platform market for trading ZEN. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s ZEN, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

For example, from October 19, 2021 to December 31, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 766%, the average premium was 191%, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 54%, and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 19, 2021 and December 31, 2025, has been quoted at a discount on 357 days. As of December 31, 2025, the Trust’s Shares were quoted on OTCQX at a premium of 9% to the Trust’s NAV per Share. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Secondary Market Trading.”

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

The Trust’s ZEN are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“U.S. GAAP”). The Trust determines the fair value of ZEN based on the price provided by the Digital Asset Market that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. The net asset value of the Trust determined on a U.S. GAAP basis is referred to in this Transition Report as “Principal Market NAV.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

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

For a discussion of risks relating to the deviation in the trading price of the Shares from the NAV per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between OTCQX and the Digital Asset Trading Platform Market,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders may

suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

Characteristics of the Shares

The Shares are intended to offer investors an opportunity to gain exposure to digital assets through an investment in securities. As of December 31, 2025, each Share represented approximately 0.0831 ZEN. The logistics of accepting, transferring and safekeeping of ZEN are dealt with by the Sponsor and Custodian, and the related expenses are built into the value of the Shares. Therefore, shareholders do not have additional tasks or costs over and above those generally associated with investing in any other privately placed security.

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
•
Market-Traded and Transparent. The Shares are quoted on OTCQX. Shareholders that purchased Shares directly from the Trust and have held them for the requisite holding period under Rule 144 may sell their Shares on OTCQX upon receiving approval from the Sponsor. Investors may also choose to purchase Shares on OTCQX. Shares purchased on OTCQX are not restricted. The Sponsor believes the quotation of the Shares on OTCQX provides investors with an efficient means to implement various investment strategies. The Trust will not hold or employ any derivative securities. Furthermore, the value of the Trust’s assets will be reported each day on grayscale.com/funds/grayscale-horizen-trust/.
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

Incidental Rights and IR Virtual Currency

The Trust may from time to time come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of ZEN, generally through the Horizen ecosystem pivoting from its then current network, an airdrop offered to holders of ZEN or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency in the Digital Asset Market and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of ZEN.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s NAV, the NAV per Share, the Principal Market NAV and the Principal Market NAV per Share.

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

The peer-to-peer Ethereum Network is a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Ethereum Network; the network’s infrastructure is collectively maintained by a decentralized user base. The Ethereum Network allows people to exchange tokens of value, called Ether. Transactions are recorded on a public ledger known as a blockchain. The Ethereum Network also allows users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than Ether on the Ethereum Network

Smart Contracts and Development on the Ethereum Network

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

Introduction to ZEN and the Horizen Network

ZEN is the primary digital asset related to the Horizen protocol, a decentralized protocol that was designed to facilitate modular privacy and sustainable on-chain utility. No single entity owns or operates the Horizen protocol; rather, it is maintained collectively by a distributed set of participants operating on the Base Network, an Ethereum Layer-2 network that provides the underlying consensus and security. The Horizen protocol operates as a “Layer-3” network, meaning a specialized blockchain environment built on top of an existing Layer-2 network to provide additional functionality or customization. In its current form, Horizen provides infrastructure for privacy-enhanced decentralized applications to run on Base rather than serving as an independent payment network.

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

During the 2025 Migration, the Horizen Network holders of ZEN on the original Horizen Network have been able to claim an equal amount of ZEN on Base

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

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of ZEN. For buying and selling ZEN, Binance, Coinbase, MEXC, Huobi and Bybit are some of the largest Digital Asset Trading Platforms by volume traded. For storing ZEN, Coinbase Custody Trust Company, LLC, the Custodian for the Trust, is a digital asset custodian that provides custodial accounts that store ZEN for users. As ZEN continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for ZEN.

Competition

Thousands of digital assets have been developed since the inception of Bitcoin, which is currently one of the most developed digital assets because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using Bitcoin in transactions. While ZEN has enjoyed some success in its limited history, the aggregate value of outstanding ZEN is much smaller than that of Bitcoin and may be eclipsed by the more rapid development of other digital assets. In particular, zkSync Era, Scroll, Polygon zkEVM are zero-knowledge EVM protocols that are direct competitors to the Horizen Network. Usage by any other digital asset network of these features could cause them to gain greater or more rapid acceptance than the Horizen Network.

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

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, ZEN is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar (“USD”) or euro, or stablecoins such as U.S. Dollar Coin (“USDC). Over-the-counter dealers or market makers do not typically disclose their trade data.

Effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending U.S. dollar deposits and withdrawals and planned to delist its U.S. dollar trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection” below. If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Transition Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

As of December 31, 2025, the Digital Asset Trading Platforms included in the Reference Rate and used to determine the Reference Rate Price are Binance, Binance.US, Bybit, Coinbase, Huobi, KuCoin, MEXC and OKX.

Currently, there are several Digital Asset Trading Platforms operating worldwide, and online Digital Asset Trading Platforms represent a substantial percentage of ZEN buying and selling activity and provide the most data with respect to prevailing valuations of ZEN. These trading platforms include established trading platforms such as the Digital Asset Trading Platforms included in the Secondary Reference Rate which provide a number of options for buying and selling ZEN. The below table reflects the trading volume in ZEN and market share of the ZEN-U.S. dollar, ZEN-Bitcoin, ZEN-USDC, and ZEN-USDT trading pairs of each of the Digital Asset Trading Platforms included in the Secondary Reference Rate Price as of December 31, 2025 (collectively, “Constituent Trading Platforms”), using data since January 1, 2024:

Digital Asset Trading Platforms included in the Secondary Reference Rate as of December 31, 2025	Volume (ZEN)(1)	Market Share(2)
Coinbase	57,216,218	86.98%
OKX	29,584	0.04%
Total ZEN-U.S. Dollar trading pair	57,216,218	87.03%

Digital Asset Trading Platforms included in the Secondary Reference Rate as of December 31, 2025	Volume (ZEN)(1)	Market Share
Binance	11,464,688	100.00%
Total ZEN-Bitcoin trading pair	11,464,688	100.00%

Digital Asset Trading Platforms included in the Secondary Reference Rate as of December 31, 2025	Volume (ZEN)(1)	Market Share(3)
Binance	716,664,641	64.52%
MEXC	147,201,356	13.25%
Huobi	94,057,457	8.47%
Bybit	92,734,268	8.35%
KuCoin	30,341,517	2.73%
OKX	7,886,010	0.71%
Binance.US	127,997	0.01%
Total ZEN-USDT trading pair	1,080,999,239	98.04%

Digital Asset Trading Platforms included in the Secondary Reference Rate as of December 31, 2025	Volume (ZEN)(1)	Market Share
Binance	31,202,292	99.27%
MEXC	228,952	0.73%
Total ZEN-USDC trading pair	31,202,292	100.00%
(1)
On June 16, 2023, the Reference Rate Provider removed Binance.US (ZEN/USD) from the Reference Rate due to Binance.US’s announcement that the trading platform is suspending USD deposits and withdrawals and plans to delist its USD trading pairs, and did not add any Constituent Trading Platforms as part of its review. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection.” If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” below. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Transition Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.
(2)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Trading Platforms, including Coinbase and OKX, as well as certain other large USD denominated Digital Asset Trading Platforms that were not included in the Reference Rate as of December 31, 2025, including Binance.US.
(3)
Market share is calculated using trading volume (in ZEN) for certain Digital Asset Trading Platforms, including Binance, MEXC, Huobi, Bybit, KuCoin, OKX, and Binance.US as well as certain other large USDT denominated Digital Asset Trading Platforms that were not included in the Reference Rate as of December 31, 2025, including Gate.io.

The domicile, regulation and legal compliance of the Digital Asset Trading Platforms included in the Reference Rate varies. Information regarding each Digital Asset Trading Platform may be found, where available, on the websites for such Digital Asset Trading Platforms, among other places.

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the Constituent Trading Platforms of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended December 31, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 60.49% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 45.39%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Reference Rate and the Reference Rate Price was 0.04%. All Digital Asset Trading Platforms that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN.

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

All references to the NAV and NAV per Share of the Trust in this report have been calculated using the Reference Rate Price unless indicated otherwise. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share

Constituent Trading Platform Selection

Digital Asset Trading Platforms are selected for inclusion in the Reference Rate based on a methodology developed by the Reference Rate Provider in alignment with the International Organization of Securities Commissions (“IOSCO”) Principles for Financial Benchmarks. To qualify as a Constituent Trading Platform, a platform is evaluated across the following core criteria listed below (the “Inclusion Criteria”):

•
Market Quality: Overall liquidity, trading activity, price reliability, and market stability.
•
Security: Cybersecurity safeguards, custody practices, and operational risk controls.
•
Legal and Regulatory: Licensing status, regulatory compliance, and legal transparency.
•
KYC: Assessment of anti-money laundering (“AML”) and know-your-customer (“KYC”) frameworks, transaction monitoring capabilities, and market oversight.
•
Data Provision: Quality, accessibility, and reliability of trading data and technical infrastructure.
•
Transparency: Financial and operational disclosures, including reserve and governance transparency.
•
Team: Assessment of executive leadership, relevant experience, organizational structure, and service offerings across institutional and retail markets.
•
Negative Events: The Reference Rate Provider may apply a downward adjustment for material adverse events, including data breaches, regulatory penalties, withdrawal freezes, or other significant incidents.

Trading platforms that meet these Inclusion Criteria are also required to be licensed and able to serve customers in one or more of the following jurisdictions:

•
United States (FinCEN, state regulatory authorities)
•
United Kingdom (FCA)
•
European Union (MiCA passport)
•
Hong Kong (SFC)
•
Singapore (MAS)
•
United Arab Emirates, including the emirates of Dubai and Abu Dhabi (VARA, ADGM)
•
Gibraltar (GFSC).

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Reference Rate Provider may also exclude certain trading platforms that require additional support from contributing trading platforms at its discretion. The Reference Rate Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. ZEN derivative markets are also not currently included as the markets remain relatively thin. While the Reference Rate Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Reference Rate Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of ZEN derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

The Reference Rate Provider and the Sponsor have entered into the reference rate license agreement, dated as of February 1, 2022 (as amended, the “Reference Rate License Agreement”), governing the Sponsor’s use of the Reference Rate Price. Pursuant to the terms of the Reference Rate License Agreement, the Reference Rate Provider may adjust the calculation methodology for the Reference Rate Price without notice to, or consent of, the Trust or its shareholders. The Reference Rate Provider has sole discretion over the determination of the Reference Rate Price and may change the methodologies for determining the Reference Rate Price from time to time.

The Reference Rate Provider may change the trading venues that are used to calculate the Reference Rate or otherwise change the way in which the Reference Rate is calculated at any time. For example, the Reference Rate Provider has scheduled quarterly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the Inclusion Criteria. The Reference Rate Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Reference Rate Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of certain changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Sponsor will provide updates of such changes in the Trust’s quarterly reports on Form 10-Q. Although the Reference Rate methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Reference Rate Provider would issue a public announcement through its website, API and other established communication channels with its clients.

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

1.
Reference Rate Price = The price set by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. If the Reference Rate becomes unavailable, or if the Sponsor determines in good faith that the Reference Rate does not reflect an accurate price, then the Sponsor will, on a best efforts basis, contact the Reference Rate Provider to obtain the Reference Rate Price directly from the Reference Rate Provider. If after such contact the Reference Rate remains unavailable or the Sponsor continues to believe in good faith that the Reference Rate does not reflect an accurate price, then the Sponsor will employ the next rule to determine the Reference Rate Price. There are no predefined criteria to make a good faith assessment and it will be made by the Sponsor in its sole discretion.
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

The Sponsor may, in its sole discretion, select a different reference rate provider, select a different reference rate price provided by the Reference Rate Provider, calculate the Reference Rate Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time. The Sponsor will provide notice of any such changes in the Trust’s periodic or current reports and, if the Sponsor makes such a change other than on an ad hoc or temporary basis, will file a proposed rule change with the SEC.

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

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Certain of these bills passed out of relevant committees and were passed in the House of Representatives in the last Congress, though not the Senate. Some of these bills have since been reintroduced with changes, and continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. For example, in July 2025, the GENIUS Act was signed into law and the House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) in an effort to pass laws relating to digital asset market structure. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, validating activity or the operation of the Horizen Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares,” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—A determination that ZEN or any other digital asset is a “security” may adversely affect the value of ZEN and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.”

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

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on July 3, 2018 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act, as amended (“DSTA”). On January 11, 2019, the Trust changed its name from Horizen Investment Trust to Grayscale Horizen Trust (ZEN) by filing a Certificate of Amendment to the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the DSTA. The Trust operates pursuant to the Trust Agreement.

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

The Trust creates Shares from time to time but only in Baskets. A Basket equals a block of 100 Shares. See“—Description of Creation and Redemption of Shares.” The Sponsor will determine the Trust’s NAV on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable. The Sponsor will also determine the NAV per Share, which equals the NAV divided by the number of outstanding Shares. Each business day, the Sponsor will publish the Trust’s NAV and NAV per Share on the Trust’s website, grayscale.com/funds/grayscale-horizen-trust/, as soon as practicable after the Trust’s NAV and NAV per Share have been determined by the Sponsor. See “—Valuation of ZEN and Determination of NAV.”

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

ZEN pricing information is available on a 24-hour basis from various financial information service providers or Horizen Network information sites such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of December 31, 2025, the Constituent Trading Platforms of the Reference Rate were Binance, Binance.US, Bybit, Coinbase, Huobi, KuCoin, MEXC and OKX. The Reference Rate Provider may remove or add Digital Asset Trading Platforms to the Reference Rate in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

The Trust has no fixed termination date.

Service Providers of the Trust

The Sponsor

As of the date of this Transition Report, the Trust’s Sponsor is Grayscale Investments Sponsors, LLC. Until December 31, 2024, the Trust’s Sponsor was Grayscale Investments, LLC, a Delaware limited liability company formed on May 29, 2013 and a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). See “—Overview of the Trust and the Shares” for more information regarding the Reorganization on January 1, 2025. The Sponsor’s principal place of business is 290 Harbor Drive, 4th Floor, Stamford, Connecticut 06902 and its telephone number is (212) 668-1427. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, DCG, the indirect parent company of the Sponsor, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the indirect parent company of the Sponsor.

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

The Sponsor may, in its sole discretion, select a different reference rate provider, select a different reference rate price provided by the Reference Rate Provider, calculate the Reference Rate Price by using the cascading set of rules set forth under “—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable” above, or change the cascading set of rules set forth above at any time.

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

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Transition Report or in any other document issued or delivered in connection with the sale or transfer of the Shares. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the ZEN or other assets of the Trust. See “—Description of the Trust Agreement.”

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

As of the date of this Transition Report, Grayscale Securities is the only acting Authorized Participant. The Sponsor intends to engage additional Authorized Participants that are unaffiliated with the Trust in the future.

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

In its capacity as distributor and marketer, Grayscale Securities assists the Sponsor in developing an ongoing marketing plan for the Trust; preparing marketing materials regarding the Shares, including the content on the Trust’s website, grayscale.com/funds/grayscale-horizen-trust/; and executing the marketing plan for the Trust. Grayscale Securities is an affiliate of the Sponsor.

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. As of December 31, 2025, each Share represented approximately 0.0831 ZEN. See “—Description of Creation of Shares.” The creation of a Basket requires the delivery to the Trust of the amount of ZEN represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

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

Even if such relief is sought in the future, no assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Reference Rate Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between OTCQX and the Digital Asset Trading Platform Market” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

Book-Entry Form

Shares are held primarily in book-entry form by the Transfer Agent. The Sponsor or its delegate will direct the Transfer Agent to credit or debit, as applicable, the number of Baskets to the applicable Authorized Participant. The Transfer Agent will issue or cancel Baskets, as applicable. Transfers will be made in accordance with standard securities industry practice. The Sponsor may cause the Trust to issue Shares in certificated form in limited circumstances in its sole discretion.

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

The Trust issues Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust, or the distribution by the Trust, of the amount of whole and fractional ZEN represented by each Basket being created, which is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Reference Rate Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one ZEN (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The amount of ZEN represented by a Share will gradually decrease over time as the Trust’s ZEN is used to pay the Trust’s expenses. As of December 31, 2025, each Share represented approximately 0.0831 ZEN. Information regarding the amount of ZEN represented by each Share is posted to the Trust’s website daily at grayscale.com/funds/grayscale-horizen-trust/.

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

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value-added tax or similar tax or governmental charge applicable to the creation of Baskets, regardless of whether such tax or charge is imposed directly on the Authorized Participants, and agree to indemnify the Sponsor and the Trust if the Sponsor or the Trust is required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

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

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the Marketing Fee; (ii) the Administrator Fee, if any; (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust; (iv) the Transfer Agent Fee; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. The Sponsor in its sole discretion, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and there are no circumstances under which the Sponsor has determined it will definitely waive the fee. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

The Sponsor’s Fee will generally be paid in ZEN. However, if the Trust holds any Incidental Rights and/or IR Virtual Currency at any time, the Trust may also pay the Sponsor’s Fee, in whole or in part, with such Incidental Rights and/or IR Virtual Currency by entering into an agreement with the Sponsor and transferring such Incidental Rights and/or IR Virtual Currency to the Sponsor at a value to be determined pursuant to such agreement. However, the Trust may use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee only if such agreement and transfer do not otherwise conflict with the terms of the Trust Agreement. The value of any such Incidental Rights and/or IR Virtual Currency will be determined on an arm’s-length basis. The Trust currently expects that the value of any such Incidental Rights and/or IR Virtual Currency would be determined by reference to a reference rate provided by the Reference Rate Provider or, in the absence of such a reference rate, by reference to the cascading set of rules described in “Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.” If the Trust pays the Sponsor’s Fee in Incidental Rights and/or IR Virtual Currency, in whole or in part, the amount of ZEN that would otherwise have been used to satisfy such payment will be correspondingly reduced.

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

Extraordinary and Other Expenses

In certain extraordinary circumstances, the Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to: taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); any indemnification of the Custodian or other agents, service providers or counterparties of the Trust; the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year; and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). If Additional Trust Expenses are incurred, the Trust will be required to pay these Additional Trust Expenses by selling or delivering ZEN, Incidental Rights and/or IR Virtual Currency. Generally, the Sponsor will cover such expenses on behalf of the Trust and the Trust will reimburse the Sponsor by delivering to the Sponsor ZEN, Incidental Rights and/or IR Virtual Currency in an amount equal to such expenses. When the Trust and the Sponsor, acting on behalf of the Trust, sell or deliver, as applicable, ZEN, Incidental Rights and/or IR Virtual Currency, they generally do not transact directly with counterparties other than the Authorized Participants, a Liquidity Provider or other similarly eligible financial institutions that are subject to federal and state licensing requirements and maintain practices and policies designed to comply with AML and KYC regulations.

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

Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that “a beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law, Section 7.4 of the Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. The Trust selected the 10.0% ownership threshold because the Trust believed that this was a threshold that investors would be comfortable with based on market precedent.

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

Any shareholders seeking to bring a derivative action may determine whether the 10.0% ownership threshold required to bring a derivative action has been met by dividing the number of Shares owned by such shareholders by the total number of Shares outstanding.

The Trust offers Shares on a periodic basis at such times and for such periods as the Sponsor determines in its sole discretion. As a result, in order to maintain the 10.0% ownership threshold required to maintain a derivative action, shareholders may need to increase their holdings or locate additional shareholders during the pendency of a claim. The Trust posts the number of Shares outstanding as of the end of each month on its website and as of the end of each quarter in its annual and quarterly filings with the SEC. The Trust additionally reports sales of unregistered securities on Form 8-K pursuant to Item 3.02 thereof. Shareholders may monitor the number of Shares outstanding at any time for purposes of calculating their ownership threshold by reviewing the Trust’s website and SEC filings and by requesting the number of Shares outstanding on any date from the Sponsor at any time pursuant to Sections 7.2 and 8.1 of the Trust Agreement. Shareholders have the opportunity at any time to increase their holdings or locate other shareholders to maintain the 10.0% threshold throughout the duration of a derivative claim. Shareholders may do so by requesting from the Sponsor the list of the names and last known address of all shareholders pursuant to Sections 7.2 and 8.1 of the Trust Agreement and Section 3819(a) of the DSTA. Because the Trust is a grantor trust, it may only issue one class of securities, the Shares.

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

The Trustee

The Trustee is a fiduciary under the Trust Agreement and must satisfy the requirements of Section 3807 of the Delaware Statutory Trust Act. However, the fiduciary duties, responsibilities and liabilities of the Trustee are limited by, and are only those specifically set forth in, the Trust Agreement.

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

Record Keeping; Inspection and Auditing

The Custodian will keep timely and accurate records of its services pursuant to the Custodian Agreement, and such records must be retained by the Custodian for no less than seven years. The Custodian Agreement also provides that the Custodian will permit, to the extent it may legally do so, the Trust’s or the Sponsor’s auditors or third-party accountants, upon reasonable notice, to inspect, take extracts from and audit the records that it maintains, take such steps as necessary to verify that satisfactory internal control systems and procedures are in place, as the Trust or the Sponsor may reasonably request. The Custodian is obligated to notify the Trust and the Sponsor of any audit report prepared by its internal or independent auditors if such report reveals any material deficiencies or makes any material objections.

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

This discussion is based on the Code, administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations (“Treasury Regulations”) as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

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

Shareholders are urged to consult their tax advisers regarding the tax consequences of an investment in the Trust and in digital assets in general, including, in the case of shareholders that are generally exempt from U.S. federal income taxation, whether such shareholders may recognize “unrelated business taxable income” (“UBTI”) as a consequence of a fork, airdrop or similar event.

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

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt shareholder as a consequence of a hard fork, airdrop or similar event would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

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

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, it is likely that any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders should be aware that, in the absence of guidance, a withholding agent (including a broker through which Shares are held) may withhold 30% from a non-U.S. Holder’s pro rata share of any such income, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights, IR Virtual Currency or proceeds from the disposition of Incidental Rights or IR Virtual Currency. A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any U.S.-source FDAP income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury Regulations.

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

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar occurrence would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed Treasury Regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Department of Treasury (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

Item 1A. Risk Factors

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

The risk factors below should be read in conjunction with the other information included in this Transition Report on Form 10-KT, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including ZEN, have experienced extreme volatility and may continue to do so. Extreme volatility in the future, including declines in the trading prices of ZEN, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including ZEN, have experienced extreme volatility throughout their existence and may continue to do so. For instance, following significant increases throughout the majority of 2020, digital asset prices, including ZEN, experienced significant volatility throughout 2021 and 2022. This volatility became extreme in November 2022 when FTX Trading Ltd. (“FTX”), halted customer withdrawals. Additionally, on October 10, 2025, it was reported that a sharp decline in digital asset market prices triggered the liquidation of approximately $20 billion in leveraged positions across the digital asset industry. Any similar halting of withdrawals or liquidations across leveraged positions in the digital asset industry in the future could further impact trading prices. See “—Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.” Digital asset prices, including ZEN, have continued to fluctuate widely through the date of this Transition Report.

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

Furthermore, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of ZEN and the Trust’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the U.S. Department of the Treasury that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional Bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the U.S. Department of the Treasury that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic cryptocurrency reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring such digital assets to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to ZEN or other digital assets may negatively and significantly impact the price of ZEN and the Trust’s Shares.

Digital assets such as ZEN were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Digital assets such as ZEN were only introduced within the past two decades, and the medium-to-long term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recency of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and validators and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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
•
Adoption of proposed protocol updates is determined by the outcome of governance votes through the Horizen DAO and, in certain cases, by whether developers and users elect to interact with updated smart contracts. In some cases, not all participants may adopt a given upgrade, and if different groups of participants deploy or interact with incompatible smart-contract versions, this could lead to a divergence or “fork” in the Horizen protocol, resulting in separate token or application states on Base
•
Many digital asset networks face significant scaling challenges and are being upgraded with various features to increase the speed and throughput of digital asset transactions. These attempts to increase the volume of transactions may not be effective.
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

Moreover, because digital assets, including ZEN, have existed for a short period of time and are continuing to be developed, there may be additional risks to digital asset networks and related protocols that are impossible to predict as of the date of this Transition Report.

Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of ZEN.

The first digital asset, Bitcoin, was launched in 2009. In general, digital asset networks, including the Horizen Network and related protocols represent a relatively new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital assets have only recently become selectively accepted as a means of payment by retail and commercial outlets, but there is no meaningful degree of use of ZEN as a means of payment by retail or commercial outlets. Banks and other established financial institutions, whether voluntarily or in response to regulatory feedback, may refuse to process funds for ZEN transactions; process wire transfers to or from Digital Asset Trading Platforms, ZEN-related companies or service providers; or maintain accounts for persons or entities transacting in ZEN. As a result, the prices of ZEN are largely determined by speculators thus contributing to price volatility that makes retailers less likely to accept ZEN in the future.
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

•
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks.Trading platforms or businesses that facilitate transactions in ZEN may be at an increased risk of having banking services cut off if there is a concern its privacy features interfere with the performance of anti-money laundering duties and economic sanctions checks. As of the date of this Transition Report, the Sponsor is not aware of any ongoing efforts to introduce privacy-preserving features to the Horizen Network.
•
Users, developers and validators may switch to or adopt certain digital asset networks or protocols at the expense of their engagement with other digital asset networks and protocols, which may negatively impact those networks and protocols, including the Horizen Network.
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

The governance of some digital asset networks and protocols, such as the Horizen Network, is generally by voluntary consensus of voters in the Horizen DAO. Nonetheless, there may be a lack of consensus, participation or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges.

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

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Bitcoin Network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2023, Bitcoin average daily transaction fees have ranged from $0.31 per transaction on December 7, 2025, to as high as $124.17 per transaction, on April 20, 2024. As of December 31, 2025, Bitcoin average daily transaction fees stood at $0.65 per transaction. As of December 31, 2025, ZEN average daily transaction fees stood at $0.0000000139 per transaction. Increased transaction fees and decreased settlement speeds could preclude certain uses for ZEN (e.g., micropayments), and could reduce demand for, and the price of, ZEN, which could adversely impact the value of the Shares.

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

It is possible that other persons or entities control multiple wallets that collectively hold a significant amount of ZEN, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. If there is any concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of ZEN. Concentrated ownership of ZEN could also enable a limited number of holders to exert disproportionate influence over governance decisions made through the Horizen DAO, including proposals affecting protocol parameters, treasury allocations, or other matters that may materially impact the Horizen ecosystem and the value of ZEN.

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

A hard fork may adversely affect the price of ZEN at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Horizen Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, on November 15, 2020, certain Bitcoin Cash developers enacted a proposed update to the Bitcoin Cash network requiring 8% of mined tokens to be redistributed to the developer pool,causing a hard fork and created a network with a token named Bitcoin Cash ABC. For the days following the fork, the price of BCH fluctuated from $246.15 on November 15, 2020 to $256.55 on November 20, 2020. A clone may also adversely affect the price of ZEN at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash network launch on October 28, 2016. A clone may also adversely affect the price of ZEN at the time of announcement or adoption.

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

In the past and through the date of this Transition Report, digital asset prices have experienced significant fluctuations, leading to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

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

On January 17, 2025, DCG agreed to entry of a cease-and-desist order and payment of a $38 million civil money penalty arising out of the SEC’s allegations that (i) DCG negligently engaged in conduct that misled investors about the impact of the default on Genesis Capital’s financial condition and (ii) DCG’s failure to exercise reasonable care in connection with certain statements concerning Genesis Capital’s financial condition created a materially false impression to the public regarding Genesis Capital’s financial health.

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

Digital Asset Trading Platforms may be exposed to wash-trading.

Digital Asset Trading Platforms may be susceptible to wash-trading. Wash-trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash-trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve a trading platform’s attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their tokens. Results of wash-trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash-trading even on regulated venues. Any actual or perceived false trading on Digital Asset Trading Platforms, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ZEN and/or negatively affect the market perception of ZEN.

To the extent that wash-trading either occurs or appears to occur in Digital Asset Trading Platforms, investors may develop negative perceptions about ZEN and the digital assets industry more broadly, which could adversely impact the price of ZEN and, therefore, the price of the Shares. Wash-trading also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

The Reference Rate has a limited history and a failure of the Reference Rate Price could adversely affect the value of the Shares.

The Reference Rate has a limited history and the Reference Rate Price is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Reference Rate Provider. The Digital Asset Trading Platforms chosen by the Reference Rate Provider have also changed over time. For example, on January 4, 2023, CoinDesk Indices, Inc., the Reference Rate Provider, removed Bittrex from the Reference Rate due to the trading platform failing the Reference Rate Provider’s minimum liquidity requirement, and did not add any Constituent Trading Platforms as part of its scheduled quarterly review. Thereafter, on April 4, 2023, the Reference Rate Provider added Bittrex back to the Reference Rate due to the trading platform meeting the Reference Rate Provider’s minimum liquidity requirement. Subsequently, on April 21, 2023, the Reference Rate Provider removed Bittrex from the Reference Rate due to Bittrex’s announcement that the trading platform would no longer service U.S. customers. In addition, effective June 16, 2023, the Reference Rate Provider removed Binance.US from the Reference Rate due to Binance.US’s announcement that the trading platform was suspending USD deposits and withdrawals and planned to delist its USD trading pairs. As a result of this removal, there were no longer sufficient Constituent Trading Platforms for the Reference Rate Provider to continue producing the Reference Rate pursuant to the Constituent Trading Platform selection methodology described in “Item 1. Business— Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Constituent Trading Platform Selection.”

If the Reference Rate becomes unavailable, the Sponsor employs an alternative method to determine the Reference Rate Price under the cascading set of rules set forth in “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price—Determination of the Reference Rate Price When Reference Rate Price is Unavailable”. Effective June 20, 2023, CoinDesk Indices, Inc. no longer determines the Reference Rate Price, and the Reference Rate Price is the Secondary Reference Rate Price, which is the price set by Coin Metrics Real-Time Rate as of 4:00 p.m., New York time, on the valuation date. The Secondary Reference Rate Price is a real-time reference rate price, calculated using trade data from constituent markets selected by Coin Metrics, Inc., the Secondary Reference Rate Provider. Effective June 20, 2023, any references to the “Reference Rate Price” in this Transition Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider.

The Reference Rate Provider may remove or add Digital Asset Trading Platforms to the Reference Rate in the future at its discretion. For more information on the inclusion criteria for Digital Asset Trading Platforms in the Reference Rate, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

Although the Reference Rate is designed to accurately capture the market price of ZEN, third parties may be able to purchase and sell ZEN on public or private markets not included among the Constituent Trading Platforms of the Reference Rate, and such transactions may take place at prices materially higher or lower than the Reference Rate Price. Moreover, there may be variances in the prices of ZEN on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. For example, based on data provided by the Reference Rate Provider, on any given day during the year ended December 31, 2025, the maximum differential between the 4:00 p.m., New York time, spot price of any single Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 60.49% and the average of the maximum differentials of the 4:00 p.m., New York time, spot price of each Digital Asset Trading Platform included in the Reference Rate and the Reference Rate Price was 45.39%. During this same period, the average differential between the 4:00 p.m., New York time, spot prices of all the Digital Asset Trading Platforms included in the Reference Rate and the Reference Rate Price was 0.04%. All Digital Asset Trading Platforms that were included in the Reference Rate throughout the period were considered in this analysis. To the extent such prices differ materially from the Reference Rate Price, investors may lose confidence in the Shares’ ability to track the market price of ZEN, which could adversely affect the value of the Shares.

The Reference Rate Price used to calculate the value of the Trust’s ZEN may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Reference Rate Price and Share trading prices, adversely affecting the value of the Shares.

The price of ZEN on public Digital Asset Trading Platforms has a very limited history, and during this history, ZEN prices on the Digital Asset Markets more generally, and on Digital Asset Trading Platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Reference Rate is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Reference Rate Price, and the price of ZEN generally, remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. For example, from October 1, 2020 through December 31, 2025, the Reference Rate Price ranged from $5.92 to $152.74, with the straight average being $25.65 through December 31, 2025. In addition, during the year ended December 31, 2025, the Reference Rate Price ranged from $6.33 to $31.31. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the Constituent Trading Platforms individually or as a group. The price of ZEN more generally has experienced volatility similar to the Reference Rate Price during these periods. For additional information on movement of the Reference Rate Price and the price of ZEN, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Historical NAV and ZEN Prices.”

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

As of December 31, 2025, ZEN was the 165th largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of December 31, 2025, the alternative digital assets tracked by CoinMarketCap.com, had a total market capitalization of approximately $2,678.0 million (including the approximately $161.6 billion market cap of ZEN), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. ZEN is currently supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. Competition from the emergence or growth of alternative digital assets, such as Railgun or Manta, could have a negative impact on the demand for, and price of, ZEN and thereby adversely affect the value of the Shares.

Investors may also invest in ZEN through means other than the Shares, including through direct investments in ZEN and other financial vehicles, including securities backed by or linked to ZEN and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ZEN directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ZEN are formed and represent a significant proportion of the demand for ZEN, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ZEN, could negatively affect the Reference Rate Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Moreover, any reduced demand for Shares of the Trust may cause the Shares of the Trust to trade at a discount to the NAV per Share.

Congestion or delay on the Horizen Network may delay purchases or sales of ZEN by the Trust.

Increased transaction volume could result in delays in the recording of transactions due to congestion in the Blockchain. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Blockchain. Any delay in the Blockchain could affect an Authorized Participant’s ability to buy or sell ZEN at an advantageous price resulting in decreased confidence in the Blockchain. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Horizen Network and the value of the Trust would be adversely affected.

The SEC has approved generic listing standards for commodity-based trust shares and may approve other applications under Rule 19b-4 of the Exchange Act to list competing digital assets as exchange-traded products, which could reduce demand for, and the price of, ZEN and adversely impact the value of the Shares.

To date, the SEC has approved applications under Rule 19b-4 of the Exchange Act to list spot digital asset exchange-traded products which hold Bitcoin and Ether as well as generic listing standards for commodity-based trust shares holding digital assets. To the extent competing digital asset exchange-traded products come to represent a significant proportion of the demand for digital assets generally, demand for, and the price of, ZEN could be reduced. Such reduced demand could in turn negatively affect the Reference Rate Price, the NAV, the NAV per Share, the value of the Shares, the Principal Market NAV and the Principal Market NAV per Share. Accordingly, there can be no assurance that the Trust will be able to maintain its scale and achieve its intended competitive positioning relative to competitors, which could adversely affect the performance of the Trust and the value of the Shares.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the price of ZEN and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, ZEN and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, ZEN. As a result of any of the foregoing factors, the price of ZEN could decrease, which could adversely affect an investment in the Trust.

Prices of ZEN may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

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

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of ZEN, and in turn, an investment in the Shares.

In addition, recent federal legislation establishing a regulatory framework for fully reserved payment stablecoins, such as the GENIUS Act, may increase the adoption of regulated stablecoins as digital payment instruments, which could reduce the use of ZEN for transactional purposes and thereby adversely affect the price of ZEN and the value of the Shares.

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s ZEN and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant may rely on one or more Liquidity Providers to source ZEN in connection with the creation of Shares. Any disruptions to such service provider’s business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or a Liquidity Provider could be replaced for other reasons.

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

In addition, the Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s ZEN in trust on the Trust’s behalf. However, the SEC previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian would remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a future final rule that may be proposed or adopted by the SEC in the future.

To the extent that the Sponsor is not able to find a suitable party willing to serve as custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ZEN. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s ZEN may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace the Authorized Participant and/or if a Liquidity Provider is replaced or required to be replaced, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

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

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between OTCQX and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of ZEN, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the Shares may trade on OTCQX at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, OTCQX is open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when OTCQX is closed but Digital Asset Trading Platforms are open, significant changes in the price of ZEN on the Digital Asset Trading Platform Market could result in a difference in performance between the value of ZEN as measured by the Reference Rate and the most recent NAV per Share or closing trading price. For example, if the price of ZEN on the Digital Asset Trading Platform Market, and the value of ZEN as measured by the Reference Rate, move significantly in a negative direction after the close of OTCQX, the trading price of the Shares may “gap” down to the full extent of such negative price shift when OTCQX reopens. If the price of ZEN on the Digital Asset Trading Platform Market drops significantly during hours OTCQX is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when OTCQX is open, large Digital Asset Trading Platforms (or a substantial number of smaller Digital Asset Trading Platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTCQX will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTCQX at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTCQX. The premium or discount at which the Shares have traded has fluctuated over time. From October 19, 2021 to December 31, 2025, the maximum premium of the closing price of the Shares quoted on OTCQX over the value of the Trust’s NAV per Share was 766% and the average premium was 191%. From October 19, 2021 to December 31, 2025, the maximum discount of the closing price of the Shares quoted on OTCQX below the value of the Trust’s NAV per Share was 54% and the average discount was 20%. The closing price of the Shares, as quoted on OTCQX at 4:00 p.m., New York time, on each business day between October 19, 2021 and December 31, 2025, has been quoted at a discount on 357 days. As of December 31, 2025, the Trust’s Shares were quoted on OTCQX at a premium of 9% to the Trust’s NAV per Share. As a result, shareholders who purchase Shares on OTCQX may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTCQX. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

The amount of the Trust’s assets represented by each Share will decline over time as the Trust pays the Sponsor’s Fee and Additional Trust Expenses, and as a result, the value of the Shares may decrease over time.

The Sponsor’s Fee accrues daily in U.S. dollars at an annual rate based on the NAV Fee Basis Amount, which is based on the NAV of the Trust, and is paid to the Sponsor in ZEN. See “Item 1. Business—Valuation of ZEN and Determination of NAV—Disposition of ZEN, Incidental Rights and/or IR Virtual Currency.” As a result, the amount of Trust’s assets represented by each Share declines as the Trust pays the Sponsor’s Fee (or sells ZEN in order to raise cash to pay any Additional Trust Expenses), which may cause the Shares to decrease in value over time or dampen any increase in value.

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
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Digital Asset Account, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Although the Horizen Network has removed some privacy enhancing features service providers may decide to terminate their relationships with the Trust due to concerns that ZEN’s remaining privacy features or the introduction of additional privacy enhancing features to the Horizen Network may increase the potential for ZEN to be used to facilitate crime, exposing such service providers to potential reputational harm.

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

Shares purchased in a private placement may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Sponsor. In determining whether to grant approval, the Sponsor will specifically look at whether the conditions of Rule 144 under the Securities Act and any other applicable laws have been met. Any attempt to sell Shares without the approval of the Sponsor in its sole discretion will be void ab initio. See “Item 1. Business—Description of the Shares—Transfer Restrictions” for more information.

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

While the Custodian is required under the Custodian Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, and the Custodian has advised the Sponsor that it maintains insurance coverage at commercially reasonable amounts for the digital assets custodied on behalf of clients, including the Trust’s ZEN, resulting from theft, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s ZEN. Moreover, while the Custodian maintains certain capital reserve requirements depending on the assets under custody and to the extent required by applicable law, and such capital reserves may provide additional means to cover client asset losses, the Sponsor does not know the amount of such capital reserves, and neither the Trust nor the Sponsor have access to such information. The Trust cannot be assured that the Custodian will maintain capital reserves sufficient to cover losses with respect to the Trust’s digital assets. Furthermore, Coinbase has represented in securities filings that the total value of crypto assets in its possession and control is significantly greater than the total value of insurance coverage that would compensate Coinbase in the event of theft or other loss of funds.

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

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. See “Item 1. Business—Expenses; Sales of ZEN.” Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell ZEN, Incidental Rights and/or IR Virtual Currency held by the Trust or (ii) deliver ZEN, Incidental Rights and/or IR Virtual Currency in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of ZEN. Incidental Rights or IR Virtual Currency at a time when the trading prices for those assets are depressed.

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

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC, by action through delegated authority approving the exchange rule filings to list shares of trusts holding Ether as commodity-based ETPs, appears to have implicitly taken the view that Ether is not a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC under former SEC Chair Gensler’s leadership brought enforcement actions against Digital Asset Trading Platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities.

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

As part of determining whether ZEN is a security or a transaction in ZEN by the Sponsor is a securities transaction, for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases and their progeny, as well as reports, orders, press releases, public statements and speeches by the SEC, its commissioners and its staff providing guidance on when a digital asset may be a security or when an offer and sale of a digital asset may be a securities transaction for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of ZEN and the Sponsor’s transactions in ZEN with external counsel, and has received a memorandum regarding the status of ZEN and the Sponsor’s transactions in ZEN under the federal securities laws from external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that ZEN is not a security in light of the uncertainties inherent in the Howey and Reves tests. However, such policies and procedures are risk-based judgments made by the Sponsor and not a legal standard or determination binding on any regulatory body or court. The Sponsor has been contacted by staff from the SEC’s Divisions of Corporation Finance and Enforcement with respect to securities law compliance matters involving ZEN and is engaged in discussions with the SEC staff. The Sponsor subsequently received a termination notice from the SEC staff with respect to this inquiry.

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

Any enforcement action by the SEC or a state securities regulator asserting that ZEN, or transactions in ZEN, are a security, or securities transactions, respectively, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of ZEN, as well as the Shares. This is because the market structure behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset or transactions in that digital asset are determined to be a security or securities transactions, respectively, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset or transactions in that digital asset are a security or securities transactions, respectively, by the SEC or another regulatory authority may have similar effects.

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

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that the Trust’s assets include securities or the Trust’s transactions in digital assets constitute securities transactions, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of the digital asset XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major Digital Asset Trading Platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. The Sponsor has since established a new investment vehicle that holds XRP, Grayscale XRP Trust ETF. If the SEC or a federal court were to determine that ZEN is a security or transactions in ZEN are securities transactions, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that ZEN is a security or transactions in ZEN are securities transactions, the Trust itself may be terminated and, if practical, its assets liquidated.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect the value of the Shares or restrict the use of ZEN, mining activity or the operation of the Horizen Network or the Digital Asset Markets in a manner that adversely affects the value of the Shares.

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, OFAC, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or ZEN in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the CFTC authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a CBDC, and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch crypto innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange-traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new law, the Financial Services and Markets Act 2023 (“FSMA”), received royal assent in June 2023. The FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. See “Item 1. Business—Overview of the ZEN Industry and Market—Government Oversight.”

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

To the extent that ZEN is deemed to fall within the definition of a “commodity interest” under the CEA, due to the passage of the CLARITY Act or otherwise, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s ZEN at a time that is disadvantageous to shareholders.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

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

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Item 1. Business—Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” above) should be aware that, in the absence of guidance, a withholding agent (including a broker through which a Non-U.S. Holder holds Shares) may withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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
•
On March 2, 2022, the board of directors of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. From March 2, 2022 through June 30, 2022, DCG purchased a total of $0.01 million worth of Shares of the Trust. From July 1, 2022 through December 31, 2025, DCG had not purchased any Shares of the Trust under this authorization. However, in the event DCG chooses to purchase additional Shares of the Trust, such purchases would further increase DCG’s ownership interest in the Trust, which, could ultimately result in DCG holding a majority of the Shares representing ownership in the Trust, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
The Sponsor’s indirect parent company, DCG, and certain of its subsidiaries, hold 18.50% of the Shares representing ownership in the Trust, as of March 6, 2026;
•
Several employees of the Sponsor and the Sponsor’s indirect parent company, DCG, are FINRA-registered representatives who historically maintained their licenses through Genesis and currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the indirect parent company of the Sponsor; and (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Transition Report;
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
•
While the Reference Rate Provider does not currently utilize data from over-the-counter markets or derivatives platforms, it may decide to include pricing from such markets or platforms in the future;
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

The Sponsor is an affiliate of Grayscale Securities, LLC, a registered broker dealer currently acting as the sole Authorized Participant, distributor and marketer for the Shares. The Trust issues Creation Baskets in exchange for deposits of ZEN. See “Item 1. Business—Description of Creation of Shares.” As the sole Authorized Participant, Grayscale Securities is currently the only entity that may place orders to create Creation Baskets. As a result, the issuance of Creation Baskets does not occur on an arm’s-length basis.

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

Appointment of a substitute sponsor will not guarantee the Trust’s continued operation, successful or otherwise. Because a substitute sponsor may have no experience managing a digital asset financial vehicle, a substitute sponsor may not have the experience, knowledge or expertise required to ensure that the Trust will operate successfully or continue to operate at all. Therefore, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust and the Trust may terminate. See “Item 13. Certain Relationships and Related Transactions and Director Independence—The Sponsor.”

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

Cybersecurity Breaches:

During the three months ended December 31, 2025, we did not identify any cybersecurity threats at the Sponsor or the Trust that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including GSO alleging that Genesis Capital made certain preferential transfers to GSI, the predecessor in interest to GSO prior to the Merger, during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. Genesis Capital is seeking to avoid transfers to GSI, the predecessor in interest to GSO prior to the Merger, of 105 Bitcoin and 37,647.06 Ethereum Classic tokens. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this Transition Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

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

Holders of Record

As of December 31, 2025, there were approximately 18 holders of record. This includes Cede & Co. as nominee for DTC for the Shares traded on OTCQX, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTCQX or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust made no distributions to shareholders during the years ended December 31, 2025 and 2024. The Trust has no obligation to make periodic distributions to shareholders.

Recent Sales of Unregistered Shares

As of December 31, 2025, the Registrant has distributed 11,425,100 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Grayscale Securities acted as the Authorized Participant with respect to these distributions beginning October 3, 2022. For all such distributions prior to October 3, 2022, Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 1,057,131.35158227 ZEN. During the three months ended December 31, 2025, the Registrant did not distribute any Shares. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2025:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2025 - October 31, 2025	-	$-	-	$9.99
November 1, 2025 - November 30, 2025	-	-	-	9.99
December 1, 2025 - December 31, 2025	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust under this authorization. From July 1, 2022 through March 6, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Transition Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Transition Report, particularly in “Item 1A. Risk Factors” and “Forward-Looking Statements.”

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

Change in Fiscal Year

The Trust historically reported on a fiscal year basis ending September 30. On December 23, 2025, the Sponsor amended the Trust Agreement to change the Trust’s fiscal year-end for financial reporting purposes from September 30 to December 31, effective beginning with the fiscal year commencing January 1, 2025 and ending December 31, 2025. As a result of this change, the Trust is filing this Transition Report on Form 10-KT for the three-month transition period from October 1, 2025 to December 31, 2025. Beginning with the fiscal year ending December 31, 2026, the Trust intends to file annual reports on Form 10-K for the twelve-month period ending December 31 of each year.

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

The Trust only receives ZEN in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Transition Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

Review of Financial Results

Financial Highlights for the Three Months ended December 31, 2025 and 2024, and Years ended September 30, 2025, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, ZEN and price of ZEN amounts, are in thousands)

	Three Months Ended December 31,		Years Ended September 30,
	2025	2024	2025	2024	2023
Net realized and unrealized gain (loss) on investment	$1,261	$15,433	$(3,639)	$236	$(3,873)
Net increase (decrease) in net assets resulting from operations	$1,192	$15,377	$(3,885)	$96	$(4,020)
Net assets(1)	$8,673	$25,713	$7,481	$4,767	$4,671
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in ZEN for the three months ended December 31, 2025 was $1,261 which includes a realized loss of ($45) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEN of $1,306. Net realized and unrealized gain on investment in ZEN for the period was driven by ZEN price appreciation from $7.83 per ZEN as of September 30, 2025, to $9.14 per ZEN as of December 31, 2025. Net increase in net assets resulting from operations was $1,192 for the three months ended December 31, 2025, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $69. Net assets increased to $8,673 at December 31, 2025, a 16% increase for the period. The increase in net assets was due to the aforementioned ZEN price appreciation, partially offset by the withdrawal of approximately 6,002 ZEN to pay the foregoing Sponsor’s Fee.

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

Net realized and unrealized loss on investment in ZEN for the year ended September 30, 2025 was ($3,639), which includes a realized loss of ($173) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEN of ($3,466). Net realized and unrealized loss on investment in ZEN for the year was driven by ZEN price depreciation from $8.13 per ZEN as of September 30, 2024, to $7.83 per ZEN as of September 30, 2025. Net decrease in net assets resulting from operations was ($3,885) for the year ended September 30, 2025, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $246. Net assets increased to $7,481 at September 30, 2025, a 57% increase for the year. The increase in net assets resulted from the contribution of approximately 390,780 ZEN with a value of $6,599 to the Trust in connection with Share creations during the year, partially offset by the aforementioned ZEN price depreciation and the withdrawal of approximately 21,655 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in ZEN for the year ended September 30, 2024 was $236, which includes a realized loss of ($164) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEN of $400. Net realized and unrealized gain on investment in ZEN for the year was driven by ZEN price appreciation from $7.77 per ZEN as of September 30, 2023, to $8.13 per ZEN as of September 30, 2024. Net increase in net assets resulting from operations was $96 for the year ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in ZEN, less the Sponsor’s Fee of $140. Net assets increased to $4,767 at September 30, 2024, a 2% increase for the year. The increase in net assets resulted from the aforementioned ZEN price appreciation, partially offset by the withdrawal of approximately 14,853 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the year ended September 30, 2023 was ($3,873), which includes a realized loss of ($164) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEN of ($3,709). Net realized and unrealized loss on investment in ZEN for the year was driven by ZEN price depreciation from $14.10 per ZEN as of September 30, 2022, to $7.77 per ZEN as of September 30, 2023. Net decrease in net assets resulting from operations was ($4,020) for the year ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $147. Net assets decreased to $4,671 at September 30, 2023, a 46% decrease for the year. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 15,218 ZEN to pay the foregoing Sponsor’s Fee.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Transition Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of December 31,	As of September 30,
	2025	2025	2024	2023
Price of ZEN on principal market	$9.14	$7.83	$8.13	$7.77
Principal Market NAV per Share(1)	$0.76	$0.65	$0.70	$0.68
Principal Market NAV(1)	$8,672,850	$7,480,865	$4,766,504	$4,670,847
Reference Rate Price	$9.14	$7.83	$8.13	$7.78
NAV per Share(2)	$0.76	$0.65	$0.70	$0.68
NAV (Non-GAAP)(2)	$8,680,858	$7,480,865	$4,766,504	$4,676,858

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of ZEN based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Reference Rate Price as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Reference Rate Price and the Trust’s Principal Market NAV per Share from August 6, 2018 (the inception of the Trust’s operations) to December 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price.”

The following table illustrates the movements in the Reference Rate Price from January 1, 2021 to December 31, 2025. As described above, effective June 20, 2023, any references to the “Reference Rate Price” in this Transition Report refers to the Secondary Reference Rate Price set by the Secondary Reference Rate selected by the Secondary Reference Rate Provider. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$73.28	$152.74	5/8/2021	$11.73	1/2/2021	$62.85	$62.85
Twelve months ended December 31, 2022	$24.41	$66.40	1/5/2022	$8.47	12/20/2022	$9.08	$8.89
Twelve months ended December 31, 2023	$9.26	$14.73	2/16/2023	$5.92	6/12/2023	$9.13	$9.60
Twelve months ended December 31, 2024	$10.32	$37.88	12/26/2024	$6.19	6/18/2024	$28.93	$28.93
Twelve months ended December 31, 2025	$11.00	$31.31	1/15/2025	$6.33	9/25/2025	$9.14	$9.14
January 1, 2021 to December 31, 2025	$25.65	$152.74	5/8/2021	$5.92	6/12/2023	$9.14	$9.14

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from January 1, 2021 to December 31, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$72.91	$150.44	5/12/2021	$11.37	1/2/2021	$59.22	$59.22
Twelve months ended December 31, 2022	$24.31	$65.93	1/4/2022	$8.47	12/19/2022	$9.21	$9.04
Twelve months ended December 31, 2023	$9.25	$15.10	2/15/2023	$6.08	6/12/2023	$9.14	$9.61
Twelve months ended December 31, 2024	$10.33	$37.92	12/25/2024	$6.24	6/24/2024	$28.91	$28.91
Twelve months ended December 31, 2025	$11.01	$31.33	1/15/2025	$6.35	9/27/2025	$9.14	$9.14
January 1, 2021 to December 31, 2025	$25.55	$150.44	5/12/2021	$6.08	6/12/2023	$9.14	$9.14

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to December 31, 2025.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing price for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to December 31, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three months ended December 31, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, these internal controls.

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

Prior to January 1, 2025, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH, and in connection with the Management Reorganization, the former board of GSOIH was reconstituted at Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former sponsor of the Trust. From January 1, 2025 to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the "Board" refer to the board of directors of Grayscale Investments.

Barry Silbert, Chairman of the Board

Barry Silbert, 49, is the Founder and Chief Executive Officer of DCG and has served as chairman of the Board since August 2025 (previously served as a director and chairman of the Board from February 2020 through December 2023). Until January 2021, Mr. Silbert was the Chief Executive Officer of the Sponsor. A pioneer in blockchain investing, Mr. Silbert established himself in 2012 as one of the earliest and most active investors in the industry. Mr. Silbert founded DCG in 2015 and today, it is one of the world’s most prolific investors in decentralized technologies, backing over 250 early-stage companies in more than 40 countries. Mr. Silbert founded Yuma, a decentralized AI-focused subsidiary of DCG, where he also serves as CEO. Yuma invests in, builds, and scales the Bittensor network. The Sponsor is a consolidated subsidiary of DCG. DCG also owns Foundry, Fortitude, Luno and Yuma. DCG also invests directly in digital currencies and other digital assets. Prior to leading DCG, Mr. Silbert was the founder and CEO of SecondMarket, a venture-backed technology company that was acquired by Nasdaq. Mr. Silbert has received numerous awards and accolades, including being named “Entrepreneur of the Year” by both Ernst & Young and Crain’s, and being selected to Fortune’s prestigious “40 under 40”

list. Before becoming an entrepreneur, Mr. Silbert worked as an investment banker. He graduated with honors from the Goizueta Business School of Emory University.

Mark Shifke, Board Member

Mark Shifke, 66, is the Chief Financial Officer of DCG and has served as a director of the Board since January 2024. Since March 2021, Mr. Shifke has served on the board of directors of Dock Ltd., a full-stack payments and digital banking platform. Since September 2023, Mr. Shifke has served on the board of directors of Luno, a cryptocurrency platform. Mr. Shifke has nearly four decades of financial and fintech experience, and more than eight years of CFO experience leading two publicly-traded companies. Prior to joining DCG, Mr. Shifke served as CFO of Billtrust, a company focused on providing AR and cloud-based solutions around payments, and as CFO of Green Dot (NYSE: GDOT), a mobile banking company and payments platform. Previously, Mr. Shifke led teams at JPMorgan Chase and Goldman Sachs, specializing in M&A Structuring and Advisory, as well as Tax Asset Investments. Mr. Shifke also served as the Head of International Structured Finance Group at KPMG. Mr. Shifke began his career at Davis Polk, where he was a partner. He is a graduate of Tulane University (B.A./J.D.) and the New York University School of Law (LL.M. in Taxation).

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

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 57, has been the Chief Executive Officer of the Sponsor and has served as a director of the Board since August 2024. Mr. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mr. Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mr. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mr. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

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

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 6, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)(2)(3)	2,113,604	18.50%
Directors & Executive Officers of the Sponsor:(4)
Barry Silbert(5)	763,795	6.69%
Mark Shifke	*	* %
Peter Mintzberg	*	* %
Edward McGee	*	* %
Simon Koster	*	* %
Directors & executive officers of the Sponsor as a group	763,795	6.69%

(1)
Includes 2,143,080 Shares held by Digital Currency Group, Inc., 4,257 Shares held by DCG International Investments Ltd., a wholly owned subsidiary of Digital Currency Group, Inc., and 907 Shares held by Grayscale Securities, LLC, the Authorized Participant of the Trust and a wholly owned subsidiary of Digital Currency Group, Inc.
(2)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust under this authorization. From July 1, 2022 through March 6, 2026, DCG did not purchase any Shares of the Trust under this authorization.
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

Digital Currency Group, Inc.

DCG is (i) the indirect parent company of the Sponsor, and (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Transition Report.

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

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”) for the three months ended December 31, 2025 and for the year ended September 30, 2025 and Marcum LLP (“Marcum”), for the year ended September 30, 2024 were:

	Three Months Ended December 31,	Years Ended September 30,
	2025	2025	2024
Audit fees	$52,000	$125,450	$77,700
Total	$52,000	$125,450	$77,700

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG, and previously Marcum for professional services for the audit of the Trust’s financial statements included in the transition report on Form 10-KT and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the three months ended December 31, 2025 and the fiscal years ended September 30, 2025 and 2024, are made by the Sponsor’s Board of Directors and Audit Committee. Prior to January 1, 2025, “Board” refers to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, “Board” refers to the board of directors of GSOIH. From and after October 22, 2025, “Board” refers to the board of directors of Grayscale Investments.

PART IV

Item 15. Exhibits and Financial Statements Schedules

1.
Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.
Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3.
Exhibits

Exhibit Number	Exhibit Description

3.1*	Certificate of Trust.

3.2*	Certificate of Amendment to the Certificate of Trust.

3.3*	Certificate of Amendment to the Certificate of Trust.

4.1	Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

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

4.4	Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on March 25, 2024).

4.5	Amendment No. 4 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on December 23, 2025).

4.6

Participant Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC, as an Authorized Participant (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by the Registrant on October 3, 2022).

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

10.2

Distribution and Marketing Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on October 3, 2022).

10.3†

Reference Rate License Agreement, dated February 1, 2022, between the Sponsor and the Reference Rate Provider (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

10.4†

Amendment No. 1 to the Reference Rate License Agreement dated June 20, 2023, between the Sponsor and Reference Rate Provider (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on June 23, 2023).

10.5†*	Amendment No. 6 to the Reference Rate License Agreement, dated March 1, 2025, between the Sponsor and Index.

10.6	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on May 5, 2022).

10.7†	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on January 3, 2025).

10.8†	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by the Registrant on January 3, 2025).

10.9†*	Master Services Agreement, dated August 6, 2020, between Sponsor and the Secondary Index Provider.

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information is of the type that the Registrant treats as private or confidential.

Item 16. Form 10-KT Summary

Not applicable.

Glossary of Defined Terms

In this Transition Report, each of the following quoted terms has the meanings set forth after such term:

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

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From and after October 22, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments.

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

“Creation Basket”—Basket of Shares issued by the Trust upon deposit of the Basket Amount required for each such Creation Basket.

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

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Transition Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of Grayscale Operating, LLC, which as of the date of this Transition Report, is the only acting Authorized Participant.

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

“ICE”—Intercontinental Exchange

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

“MSB”—A money services business.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) , a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of NAV.” See also “Item 1. Business—Investment Objective” for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term ZEN Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of ZEN and Determination of NAV”. For purposes of the Trust Agreement, the term ZEN Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“NYSE Arca”—NYSE Arca, Inc.

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

“Secondary Reference Rate”—The Coin Metrics Real-Time Rate for Horizen

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

“Share Percentage”—A fraction the numerator of which is the number of Shares disposed of and the denominator of which is the total number of Shares held by such U.S. Holder immediately prior to such sale or other disposition.

“SIPC”—The Securities Investor Protection Corporation.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and became the sole remaining sponsor thereafter.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2, No. 3, and No. 4 thereto and as the same may be further amended from time to time.

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

Date: March 12, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant, or directors of Grayscale Investments, Inc., the sole managing member of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, as applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of
Grayscale Horizen Trust (ZEN):

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investment of Grayscale Horizen Trust (ZEN) (the Trust) as of December 31, 2025 and September 30, 2025, the related statements of operations and changes in net assets for the three-month period ended December 31, 2025 and for the year ended September 30, 2025 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and September 30, 2025, and the results of its operations and the changes in its net assets for the three-month period ended December 31, 2025 and for the year ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.

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

March 12, 2026

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

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor, Grayscale Investments Sponsors, LLC. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

November 22, 2024

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

		September 30,
	December 31, 2025	2025	2024
Assets:
Investment in ZEN, at fair value (cost $18,053, $18,167 and $11,987 as of December 31, 2025, September 30, 2025 and 2024, respectively)	$8,673	$7,481	$4,767
Total assets	$8,673	$7,481	$4,767
Liabilities:
Sponsor’s Fee payable, related party	$-	$-	$-
Total liabilities	-	-	-
Net assets	$8,673	$7,481	$4,767
Shares issued and outstanding, no par value (unlimited Shares authorized)	11,425,100	11,425,100	6,838,000
Principal Market NAV per Share	$0.76	$0.65	$0.70

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of ZEN and percentages)

December 31, 2025
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	949,408.87165001	$18,053	$8,673	100%
Total Investment		$18,053	$8,673	100%
Net assets			$8,673	100%

September 30, 2025
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	955,410.54315668	$18,167	$7,481	100%
Total Investment		$18,167	$7,481	100%
Net assets			$7,481	100%

September 30, 2024
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	586,285.79535365	$11,987	$4,767	100%
Total Investment		$11,987	$4,767	100%
Net assets			$4,767	100%

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Three Months Ended December 31,	Years Ended September 30,
	2025	2025	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	69	246	140	147
Net investment loss	(69)	(246)	(140)	(147)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEN	(45)	(173)	(164)	(164)
Net change in unrealized appreciation/depreciation on investment in ZEN	1,306	(3,466)	400	(3,709)
Net realized and unrealized gain (loss) on investment	1,261	(3,639)	236	(3,873)
Net increase (decrease) in net assets resulting from operations	$1,192	$(3,885)	$96	$(4,020)

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,	Years Ended September 30,
	2025	2025	2024	2023
Increase (decrease) in net assets from operations:
Net investment loss	$(69)	$(246)	$(140)	$(147)
Net realized loss on investment in ZEN	(45)	(173)	(164)	(164)
Net change in unrealized appreciation/depreciation on investment in ZEN	1,306	(3,466)	400	(3,709)
Net increase (decrease) in net assets resulting from operations	1,192	(3,885)	96	(4,020)
Increase in net assets from capital share transactions:
Shares issued	-	6,599	-	-
Net increase in net assets resulting from capital share transactions	-	6,599	-	-
Total increase (decrease) in net assets from operations and capital share transactions	1,192	2,714	96	(4,020)
Net assets:
Beginning of period	7,481	4,767	4,671	8,691
End of period	$8,673	$7,481	$4,767	$4,671
Change in Shares outstanding:
Shares outstanding at beginning of period	11,425,100	6,838,000	6,838,000	6,838,000
Shares issued	-	4,587,100	-	-
Net increase in Shares	-	4,587,100	-	-
Shares outstanding at end of period	11,425,100	11,425,100	6,838,000	6,838,000

See accompanying notes to financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Horizen Trust (ZEN) (the “Trust”) is a Delaware Statutory Trust that was formed on July 3, 2018 and commenced operations on August 6, 2018. In general, the Trust holds Lumens (“ZEN”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ZEN. As of December 31, 2025, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of the ZEN held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these audited financial statements. Several of the affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Staking ETF, Grayscale Ethereum Staking Mini ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF, Grayscale Solana Staking ETF, Grayscale XRP Trust ETF, Grayscale Dogecoin Trust ETF, Grayscale Chainlink Trust ETF, and as of February 18. 2026, Grayscale Sui Staking ETF.

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

The Trust historically reported on a fiscal year basis ending September 30. On December 23, 2025, the Sponsor amended the Trust Agreement to change the Trust’s fiscal year-end for financial reporting purposes from September 30 to December 31, effective beginning with the fiscal year commencing January 1, 2025 and ending December 31, 2025. As a result of this change, the Trust is filing this Transition Report on Form 10-KT for the three-month transition period from October 1, 2025 to December 31, 2025. Beginning with the fiscal year ending December 31, 2026, the Trust intends to file annual reports on Form 10-K for the twelve-month period ending December 31 of each year.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10 Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for ZEN in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that ZEN is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives ZEN in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Transition Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in ZEN	$8,673	$8,673	$-	$-
September 30, 2025
Assets
Investment in ZEN	$7,481	$7,481	$-	$-
September 30, 2024
Assets
Investment in ZEN	$4,767	$4,767	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s Fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2025, September 30, 2025 2024 and 2023 the Trust held 949,408.87165001, 955,410.54315668 , 586,285.79535365 and 601,138.55454194 ZEN, respectively.

The Trust determined the fair value per ZEN to be $9.14, $7.83, $8.13 and $7.77 on December 31, 2025, September 30, 2025, 2024 and 2023 respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at September 30, 2022	616,356.97722875	$8,691
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(15,218.42268681)	(147)
Net change in unrealized appreciation/depreciation on investment in ZEN	-	(3,709)
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2023	601,138.55454194	$4,671
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(14,852.75918829)	(140)
Net change in unrealized appreciation/depreciation on investment in ZEN	-	400
Net realized loss on investment in ZEN	-	(164)
Balance at September 30, 2024	586,285.79535365	$4,767
ZEN contributed	390,780.33096177	6,599
ZEN distributed for Sponsor’s Fee, related party	(21,655.58315874)	(246)
Net change in unrealized appreciation/depreciation on investment in ZEN	-	(3,466)
Net realized loss on investment in ZEN	-	(173)
Balance at September 30, 2025	955,410.54315668	$7,481
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(6,001.67150667)	(69)
Net change in unrealized appreciation/depreciation on investment in ZEN	-	1,306
Net realized loss on investment in ZEN	-	(45)
Balance at December 31, 2025	949,408.87165001	$8,673

4. Creations and Redemptions of Shares

At December 31, 2025, September 30, 2025 and 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The amount of ZEN required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0831, 0.0836 and 0.0857 of one ZEN at December 31, 2025, September 30, 2025 and 2024, respectively. The decrease in the amount of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of and during the three months ended December 31, 2025 and the years ended September 30, 2025, 2024, and 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2025, September 30, 2025 or 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2025: DCG, GSO, GSIS and Grayscale Securities. As of December 31, 2025, September 30, 2025 and 2024, 2,959,388, 3,062,111 and 3,372,214, Shares of the Trust were held by related parties of the Trust, respectively.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to GSIS, a Delaware limited liability company and a consolidated subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, became the sole remaining Sponsor of the Trust.

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor. Also in connection with the Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2025, September 30, 2025 and 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended December 31, 2025 and the years ended September 30, 2025, 2024 and 2023.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”).

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

For the three months ended December 31, 2025 and the years ended September 30, 2025, 2024 and 2023, the Trust incurred Sponsor’s Fees of $69,514, $245,851, $140,374 and $146,899, respectively. As of December 31, 2025, September 30, 2025 and 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended December 31, 2025 and the years ended September 30, 2025, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $200 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through December 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Supplemental Information Financial Information for the Three Months Ended December 31, 2024

Statement of Operations for the three months ended December 31, 2024 was (amounts in thousands) :

Three Months Ended December 31,
2024 (unaudited)
Investment income:
Investment income	$-
Expenses:
Sponsor’s Fee, related party	56
Net investment loss	(56)
Net realized and unrealized gain from:
Net realized loss on investment in ZEN	(24)
Net change in unrealized appreciation/depreciation on investment in ZEN	15,457
Net realized and unrealized gain on investment	15,433
Net increase in net assets resulting from operations	$15,377

Statement of Changes in Net Assets for the three months ended December 31, 2024 was (amounts in thousands, except change in Shares outstanding):

Three Months Ended December 31,
2024
(unaudited)
Increase (decrease) in net assets from operations:
Net investment loss	$(56)
Net realized loss on investment in ZEN	(24)
Net change in unrealized appreciation/depreciation on investment in ZEN	15,457
Net increase in net assets resulting from operations	15,377
Increase in net assets from capital share transactions:
Shares issued	5,569
Net increase in net assets resulting from capital share transactions	5,569
Total increase in net assets from operations and capital share transactions	20,946
Net assets:
Beginning of period	4,767
End of period	$25,713
Change in Shares outstanding:
Shares outstanding at beginning of period	6,838,000
Shares issued	3,600,700
Net increase in Shares	3,600,700
Shares outstanding at end of period	10,438,700

9. Quarterly Statements of Operations

Fiscal Year Ended December 31, 2025

	Three Months Ended
(Amounts in thousands)	Mar-31, 2025 (unaudited)	Jun-30, 2025 (unaudited)	Sept-30, 2025 (unaudited)	Dec-31, 2025	Year Ended December 31, 2025 (unaudited)
Expenses
Sponsor’s Fee, related party	$90	$52	$48	$69	$259
Net investment loss	$(90)	$(52)	$(48)	$(69)	$(259)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in ZEN	(21)	(61)	(67)	(45)	(194)
Net change in unrealized appreciation/depreciation on investment in ZEN	(18,118)	(1,305)	500	1,306	(17,617)
Net realized and unrealized (loss) gain on investment	(18,139)	(1,366)	433	1,261	(17,811)
Net (decrease) increase in net assets resulting from operations	$(18,229)	$(1,418)	$385	$1,192	$(18,070)

Fiscal Year Ended December 31, 2024

	Three Months Ended
(Amounts in thousands)	Mar-31, 2024 (unaudited)	Jun-30, 2024 (unaudited)	Sept-30, 2024 (unaudited)	Dec-31, 2024 (unaudited)	Year Ended December 31, 2024 (unaudited)
Expenses
Sponsor’s Fee, related party	$38	$33	$32	$56	$159
Net investment loss	$(38)	$(33)	$(32)	$(56)	$(159)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in ZEN	(37)	(43)	(43)	(24)	(147)
Net change in unrealized appreciation/depreciation on investment in ZEN	3,419	(4,805)	919	15,457	14,990
Net realized and unrealized gain (loss) on investment	3,382	(4,848)	876	15,433	14,843
Net increase (decrease) in net assets resulting from operations	$3,344	$(4,881)	$844	$15,377	$14,684

10. Financial Highlights Per Share Performance

	Three Months Ended December 31,	Years Ended September 30,
	2025	2025	2024	2023
Per Share Data:
Principal Market NAV, beginning of period	$0.65	$0.70	$0.68	$1.27
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.01)	(0.02)	(0.02)	(0.02)
Net realized and unrealized gain (loss)	0.12	(0.03)	0.04	(0.57)
Net increase (decrease) in net assets resulting from operations	0.11	(0.05)	0.02	(0.59)
Principal Market NAV, end of period	$0.76	$0.65	$0.70	$0.68
Total return	16.92%	-7.14%	2.94%	-46.46%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

11. Indemnifications

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

12. Subsequent Events

As of the close of business on March 6, 2026, the fair value of ZEN determined in accordance with the Trust’s accounting policy was $5.45 per ZEN.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.