Form 10-Q
period 2026-06-30
Grayscale Horizen Trust (ZEN)
filed 2026-08-04
CIK 1748945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of July 30, 2026: 11,425,100

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 22.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in ZEN, at fair value (cost $17,830 and $18,053 as of June 30, 2026 and December 31, 2025, respectively)	$3,778	$8,673
Total assets	$3,778	$8,673
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$3,778	$8,673
Shares issued and outstanding, no par value (unlimited Shares authorized)	11,425,100	11,425,100
Principal Market NAV per Share	$0.33	$0.76

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of ZEN and percentages)

June 30, 2026
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	937,711.06236692	$17,830	$3,778	100%
Total Investment		$17,830	$3,778	100%
Net assets			$3,778	100%

December 31, 2025
	Quantity of ZEN	Cost	Fair Value	% of Net Assets
Investment in ZEN	949,408.87165001	$18,053	$8,673	100%
Total Investment		$18,053	$8,673	100%
Net assets			$8,673	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	32	52	74	142
Net investment loss	(32)	(52)	(74)	(142)
Net realized and unrealized loss from:
Net realized loss on investment in ZEN	(79)	(61)	(148)	(82)
Net change in unrealized appreciation/depreciation on investment in ZEN	(1,421)	(1,305)	(4,673)	(19,423)
Net realized and unrealized loss on investment	(1,500)	(1,366)	(4,821)	(19,505)
Net decrease in net assets resulting from operations	$(1,532)	$(1,418)	$(4,895)	$(19,647)

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Decrease in net assets from operations:
Net investment loss	$(32)	$(52)	$(74)	$(142)
Net realized loss on investment in ZEN	(79)	(61)	(148)	(82)
Net change in unrealized appreciation/depreciation on investment in ZEN	(1,421)	(1,305)	(4,673)	(19,423)
Net decrease in net assets resulting from operations	(1,532)	(1,418)	(4,895)	(19,647)
Decrease in net assets from capital share transactions:
Shares issued	-	106	-	1,030
Net increase in net assets resulting from capital share transactions	-	106	-	1,030
Total decrease in net assets from operations and capital share transactions	(1,532)	(1,312)	(4,895)	(18,617)
Net assets:
Beginning of period	5,310	8,408	8,673	25,713
End of period	$3,778	$7,096	$3,778	$7,096
Change in Shares outstanding:
Shares outstanding at beginning of period	11,425,100	11,270,800	11,425,100	10,438,700
Shares issued	-	154,300	-	986,400
Net increase in Shares	-	154,300	-	986,400
Shares outstanding at end of period	11,425,100	11,425,100	11,425,100	11,425,100

See accompanying notes to the unaudited financial statements.

GRAYSCALE HORIZEN TRUST (ZEN)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Horizen Trust (ZEN) (the “Trust”) is a Delaware Statutory Trust that was formed on July 3, 2018 and commenced operations on August 6, 2018. In general, the Trust holds Horizen (“ZEN”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for ZEN. The redemption of Shares is not currently contemplated and the Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program. The Trust’s investment objective is for the value of the Shares (based on the ZEN per Share) to reflect the value of the ZEN held by the Trust, less the Trust’s expenses and other liabilities.

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

The Trust’s Shares have traded on OTC Markets since October 18, 2021. The Trust’s trading symbol on OTCQX is “HZEN” and the CUSIP number for its Shares is 38963T101.

The Trust historically reported on a fiscal year basis ending September 30. On December 23, 2025, the Sponsor amended the Trust Agreement to change the Trust’s fiscal year-end for financial reporting purposes from September 30 to December 31.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2025 included in our Transition Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in ZEN	$3,778	$3,778	$-	$-
December 31, 2025
Assets
Investment in ZEN	$8,673	$8,673	$-	$-

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

3. Fair Value of ZEN

ZEN is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 937,711.06236692 and 949,408.87165001 ZEN, respectively.

The Trust determined the fair value per ZEN to be $4.03 and $9.14 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of ZEN and the respective fair value:

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at December 31, 2024	889,400.61619664	$25,713
ZEN contributed	83,720.15209896	1,030
ZEN distributed for Sponsor’s Fee, related party	(11,670.61417119)	(142)
Net change in unrealized appreciation/depreciation on investment in ZEN	-	(19,423)
Net realized loss on investment in ZEN	-	(82)
Balance at June 30, 2025	961,450.15412441	$7,096

(Amounts in thousands, except ZEN amounts)	Quantity	Fair Value
Balance at December 31, 2025	949,408.87165001	$8,673
ZEN contributed	-	-
ZEN distributed for Sponsor’s Fee, related party	(11,697.80928309)	(74)
Net change in unrealized appreciation/depreciation on investment in ZEN	-	(4,673)
Net realized loss on investment in ZEN	-	(148)
Balance at June 30, 2026	937,711.06236692	$3,778

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of ZEN to the Trust or the distribution of ZEN by the Trust. The amount of ZEN required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of ZEN owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of ZEN representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0821 and 0.0831 of one ZEN at June 30, 2026 and December 31, 2025, respectively. The decrease in the amount of ZEN represented by each Share is primarily a result of the periodic withdrawal of ZEN to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of June 30, 2026 and December 31, 2025, 2,763,148 and 2,959,388 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in ZEN, monthly in arrears. The amount of ZEN payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of ZEN used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of ZEN is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $32,647 and $53,516, respectively. For the six months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $74,371 and $142,349, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through June 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$0.46	$0.75	$0.76	$2.46
Net decrease in net assets from investment operations:
Net investment loss	-	-	(0.01)	(0.01)
Net realized and unrealized loss	(0.13)	(0.13)	(0.42)	(1.83)
Net decrease in net assets resulting from operations	(0.13)	(0.13)	(0.43)	(1.84)
Principal Market NAV, end of period	$0.33	$0.62	$0.33	$0.62
Total return	-28.26%	-17.33%	-56.58%	-74.80%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds ZEN and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of ZEN. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on ZEN per Share) to reflect the value of the ZEN held by the Trust, determined by reference to the Reference Rate Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in ZEN, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to ZEN. To date, the Trust has not met its investment objective and the Shares quoted on OTC Markets have not reflected the value of the ZEN held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, ZEN and price of ZEN amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized loss on investment in ZEN	$(1,500)	$(1,366)	$(4,821)	$(19,505)
Net decrease in net assets resulting from operations	$(1,532)	$(1,418)	$(4,895)	$(19,647)
Net assets(1)	$3,778	$7,096	$3,778	$7,096
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of ZEN on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in ZEN for the three months ended June 30, 2026 was ($1,500), which includes a realized loss of ($79) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEN of ($1,421). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $5.63 per ZEN as of March 31, 2026, to $4.03 per ZEN as of June 30, 2026. Net decrease in net assets resulting from operations was ($1,532) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $32. Net assets decreased to $3,778 at June 30, 2026, a 29% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 5,863 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the three months ended June 30, 2025 was ($1,366), which includes a realized loss of ($61) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEN of ($1,305). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $8.81 per ZEN as of March 31, 2025, to $7.38 per ZEN as of June 30, 2025. Net decrease in net assets resulting from operations was ($1,418) for the three months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $52. Net assets decreased to $7,096 at June 30, 2025, a 16% decrease for the three-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 6,007 ZEN to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 13,062 ZEN with a value of $106 to the Trust in connection with Share creations during the period.

Net realized and unrealized loss on investment in ZEN for the six months ended June 30, 2026 was ($4,821), which includes a realized loss of ($148) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEN of ($4,673). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $9.14 per ZEN as of December 31, 2025, to $4.03 per ZEN as of June 30, 2026. Net decrease in net assets resulting from operations was ($4,895) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $74. Net assets decreased to $3,778 at June 30, 2026, a 56% decrease for the six-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 11,698 ZEN to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in ZEN for the six months ended June 30, 2025 was ($19,505), which includes a realized loss of ($82) on the transfer of ZEN to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in ZEN of ($19,423). Net realized and unrealized loss on investment in ZEN for the period was driven by ZEN price depreciation from $28.91 per ZEN as of December 31, 2024, to $7.38 per ZEN as of June 30, 2025. Net decrease in net assets resulting from operations was ($19,647) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in ZEN, plus the Sponsor’s Fee of $142. Net assets decreased to $7,096 at June 30, 2025, a 72% decrease for the six-month period. The decrease in net assets resulted from the aforementioned ZEN price depreciation and the withdrawal of approximately 11,671 ZEN to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 83,720 ZEN with a value of $1,030 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	As of June 30,
	2026	2025
Price of ZEN on principal market	$4.03	$7.38
Principal Market NAV per Share(1)	$0.33	$0.62
Principal Market NAV(1)	$3,778,038	$7,095,502
Reference Rate Price	$4.04	$7.37
NAV per Share(2)	$0.33	$0.62
NAV(2)	$3,785,300	$7,085,888

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of ZEN based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Reference Rate Price, as represented by the Reference Rate as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Reference Rate (the “Constituent Trading Platforms”) as of June 30, 2026 were Coinbase, Binance, ByBit, and OKX. The Digital Asset Trading Platforms included in the Reference Rate as of June 30, 2025 were Coinbase, Binance, ByBit, KuCoin, Huobi and MEXC. See “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in our Transition Report for a description of the Reference Rate and Reference Rate Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Reference Rate Price and the Trust’s Principal Market NAV per Share from August 6, 2018 (the inception of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the ZEN Industry and Market—ZEN Value—The Reference Rate and the Reference Rate Price” in our Transition Report.

The following table illustrates the movements in the Reference Rate Price from July 1, 2021 to June 30, 2026. The Sponsor has not observed a material difference between the Reference Rate Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Reference Rate Price	Date	Reference Rate Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$56.30	$123.59	11/25/2021	$13.03	6/30/2022	$13.03	$13.03
Twelve months ended June 30, 2023	$11.79	$21.68	8/12/2022	$5.92	6/12/2023	$9.12	$9.12
Twelve months ended June 30, 2024	$9.22	$17.46	3/13/2024	$6.19	6/18/2024	$6.65	$6.62
Twelve months ended June 30, 2025	$11.67	$37.88	12/26/2024	$6.74	6/22/2025	$7.37	$7.37
Twelve months ended June 30, 2026	$8.04	$19.86	11/5/2025	$4.01	6/28/2026	$4.04	$4.04
July 1, 2021 to June 30, 2026	$19.40	$123.59	11/25/2021	$4.01	6/28/2026	$4.04	$4.04

The following table illustrates the movements in the Digital Asset Market price of ZEN, as reported on the Trust’s principal market, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$56.05	$127.85	11/24/2021	$12.50	6/18/2022	$12.67	$12.67
Twelve months ended June 30, 2023	$11.77	$21.79	8/11/2022	$6.08	6/12/2023	$9.12	$9.12
Twelve months ended June 30, 2024	$9.22	$17.47	3/13/2024	$6.24	6/24/2024	$6.65	$6.61
Twelve months ended June 30, 2025	$11.68	$37.92	12/25/2024	$6.74	6/22/2025	$7.38	$7.38
Twelve months ended June 30, 2026	$8.03	$19.91	11/5/2025	$4.01	6/28/2026	$4.03	$4.03
July 1, 2021 to June 30, 2026	$19.35	$127.85	11/24/2021	$4.01	6/28/2026	$4.03	$4.03

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from October 19, 2021 to June 30, 2026.

HZEN Premium/(Discount): HZEN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from October 19, 2021 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Horizen Trust (ZEN) (OTCQX: HZEN) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2026:

Period	(a) Total Number of Shares of HZEN Purchased	(b) Average Price Paid per Share of HZEN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2026 - April 30, 2026	-	$-	-	$9.99
May 1, 2026 - May 31, 2026	-	-	-	9.99
June 1, 2026 - June 30, 2026	-	-	-	9.99
Total	-	$-	-	$9.99

(1)
On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $10 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2022, DCG purchased $0.01 million worth of Shares of the Trust. From July 1, 2022 through July 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

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

“Reference Rate Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Reference Rate.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, OTC Markets.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement, dated August 6, 2018, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2, No. 3, and No. 4, thereto and as the same may be further amended from time to time.

“Trustee”— CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Horizen Trust (ZEN)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 4, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.